Form 10-Q
period 1996-03-31
STERLING HOUSE CORP
filed 1996-05-15
CIK 1000185

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1996
                          OR
[ ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transaction period from      to

Commission file number: 1-14022

                        STERLING HOUSE CORPORATION
                       __________________________

             (Exact name of registrant as specified in its charter)

         KANSAS                                                 48-1097141
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            453 S. WEBB ROAD, SUITE 500
                               WICHITA, KANSAS 67207
                            _____________________________

                  (Address of principal executive offices)

                                 (316) 684-8300
                                   _____________

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES_X_      NO___


As of May 15, 1996 there were 5,035,000 shares of the Registrant's Common Stock outstanding.

                    STERLING HOUSE CORPORATION

                              INDEX

PART 1. FINANCIAL INFORMATION

                                                      PAGE NO.

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31,
          1996 and December 31, 1995.                    3-4

          Consolidated Statements of Operations
          Three Months ended March 31, 1996 and 1995      5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 1996 and 1995      6

          Notes to Consolidated Financial Statements      7

Item 2.   Management's Discussion and Analysis          10-16
          of Financial Condition and Results of
          Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                 17

         Signature Page                                   18

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                   Sterling House Corporation
                   Consolidated Balance Sheets
                              Assets
                           (Unaudited)
                                          March 31, 1996       December 31, 1995
Current assets:
 Cash and cash equivalents                    $15,393,524         $17,396,355
 Advances to affiliates                             1,858              ---
 Accounts receivable:
  Trade                                         2,287,115             157,616
  Affiliates                                       64,567              90,785
  Other                                            64,810             309,652
 Prerental costs                                  310,401             242,285
 Deferred income taxes                            160,276             161,713

 Principal and interest funds in trust            412,394             299,671
 Other                                            163,394             283,274
                                              -----------         -----------
Total current assets                           18,858,339          18,941,351

Property and equipment:
 Land and improvements                          3,039,900           3,714,642
 Buildings                                      8,076,782          14,977,356
 Vehicles and equipment                           363,004             393,599
 Furniture, fixtures and office equipment       1,047,842           1,273,480
 Construction in progress                       4,114,181           3,102,364
 Deferred lease costs and improvements          2,814,044             511,996
                                              -----------         -----------
                                               19,455,753          23,973,437
                                              -----------         -----------
Less accumulated depreciation                    (814,235)           (406,353)
                                              ------------        -----------
Net property and equipment                     18,641,518          23,567,084

Other assets:
 Deferred income taxes                            287,647             447,901
 Other                                            696,547             608,104
                                              -----------         -----------
Total other assets                                984,194           1,056,005
                                              -----------         -----------
Total assets                                  $38,484,051         $43,564,440
                                              ===========         ===========


See accompanying notes.

                   Sterling House Corporation
                   Consolidated Balance Sheets
              Liabilities and Stockholders' Equity
                           (Unaudited)

                                            March 31, 1996     December 31, 1995
Current liabilities:
 Short-term borrowings                          $2,353,173          $6,726,428
 Accounts payable                                3,400,725           1,832,100
Accrued expenses:
  Salaries and benefits                            300,334             255,316
  Other                                            447,324             418,204
 Deferred income taxes                               3,221              23,475
 Unearned rent and refundable deposits             131,724             189,509
 Current maturities of long-term debt                 ---                4,217
 Current maturities of bonds payable               170,000             251,000
 Current maturities of capital
  lease obligation                                  22,749              22,749
                                               -----------           ---------
Total current liabilities                        6,829,250           9,722,998

Long-term debt                                      61,173              59,189
Bonds payable                                    4,705,000           6,466,500
Capital lease payable                               30,746              36,119
Deferred income taxes                            1,438,728           1,662,471
Deferred compensation                              412,550             412,550
Deferred Rent                                       57,685               ---
Stockholders' equity:
 Preferred stock; no par value
 20,000,000 shares authorized,
 none issued and outstanding                          ---                ---
 Common stock; no par value; 75,000,000 shares
 authorized, 5,035,000 shares
 issued and outstanding                         28,172,798           28,184,228
 Accumulated deficit                            (3,223,879)          (2,979,615)
                                                 ----------         -----------
Total stockholders' equity                       24,948,919           25,204,613
                                                 ----------         ------------

Total liabilities and stockholders' equity     $38,484,051          $43,564,440
                                               ===========          ===========
See accompanying notes.

                   Sterling House Corporation
              Consolidated Statements of Operations
                           (Unaudited)
                                                    Three months ended
                                                          March 31,
                                                   1996                  1995
                                            ____________________________________
Revenues:
Residence rental                                $2,493,428           $   91,064
Development fees:
 Affiliates                                         ---                 100,762
Initial franchise and royalty fees:
 Affiliates                                         12,602               25,277
 Other                                              30,183               36,146
Management and service fees:
 Affiliates                                          ---                 94,410
 Other                                              36,354               24,352
Construction services:
 Affiliates                                          ---               62,748O
 Other                                              8,322              146,413
                                                __________             _________
Total Revenue                                    2,580,889              581,172

Operating expenses:
 Residence operating expenses                    1,661,826               58,257
 General and administrative                        594,192              381,208
 Construction costs                                 10,659              183,621
 Building rentals                                  385,057                ---
 Depreciation and amortization                     227,724               37,141
 Equity in net loss from investments
  in unconsolidated affiliates                       ---                 79,758
                                                 ----------           ----------
Total operating expenses                         2,879,458              739,985

Loss from operations                              (298,569)            (158,813)

Other income (expenses)
 Interest income                                   211,004                  903
 Interest expense                                 (226,787)             (32,737)
 Minority interest in (income)
  loss of subsidiaries                               ---                  1,554
 Gain on sale of assets                              ---                  4,750
 Trustee fees                                      (17,346)                ---
 Other                                               5,128               14,692
                                                ----------             --------
Total other expense                                (28,001)             (10,838)
                                                -----------            ---------
Loss before income taxes                          (326,570)            (169,651)
                                                -----------            ---------
Benefit for income taxes                            82,306                 ---
                                               ------------            ---------

Net loss                                         $(244,264)           $(169,651)
                                                 ==========          ===========
Net loss per share                                    (.05)                (.07)
                                                 ==========          ===========
Average shares outstanding during the period     5,035,000            2,281,416
                                                 =========            ==========

See accompanying notes.


                   Sterling House Corporation
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                        Three months ended
                                                             March 31,

                                                    1996                 1995
Operating Activities
Net loss                                        $ (244,264)          $ (169,651)
Adjustments to reconcile net loss to net
 cash provide by/(used in) operating activities
 Depreciation and amortization                     227,724               37,141
 Deferred Income Taxes                             (82,306)                ---
 Amortization of deferred loss on sale/leaseback    18,582                 ---
Equity in net loss from unconsolidated affiliates     ---                79,758
  Net change in operating assets and liabilities
  Advance to affiliates                             (1,858)              21,818
  Accounts receivable                           (1,858,439)            (471,135)
    Prerental costs                                (68,116)             (11,474)
  Other current assets                             119,880              (21,611)
  Other assets                                       5,533             (137,626)
  Accrued expenses                                  74,138              (21,646)
  Unearned rent and refundable deposits            (57,785)                 855
  Accounts payable                                (496,371)             520,539
  Deferred revenue                                   ---                (54,142)
  Deferred lease costs                              57,685                 ---
                                                ----------            ----------
Net cash provided by/(used in) operating
 activities                                     (2,305,597)            (227,174)

Investing Activities
  Purchase of property and equipment            (2,636,135)          (1,104,116)
  Proceeds from sale/leaseback transactions      9,380,391                ---
  Proceeds from sale of property and equipment       ---                  8,700
  Investment in unconsolidated affiliates            ---                 16,033
  Minority Interest                                  ---                (21,604)
  Other                                            (93,976)                ---
                                               -----------           ----------
Net cash provided by/(used in) investing
 activities                                      6,650,280          (1,100,987)

Financing Activities
  Proceeds from short-term borrowings            1,412,477              870,058
  Principal payments on short-term borrowings   (5,785,732)             (23,200)
  Principal payments on long-term debt
   and lease obligations                           (68,779)             (60,764)
  Proceeds from issuance of long-term debt          61,173              196,055
  Bond payments                                 (1,842,500)                ---
  Net change in bond reserve funds                (112,723)                ---
  Other                                            (11,430)                ---
                                                 ---------              --------
Net cash provided by/(used in)
  financing activities                          (6,347,514)             982,149
                                               -----------              --------
Net decrease in cash                            (2,002,831)            (346,012)
Cash at beginning of quarter                    17,396,355              585,089
                                               ___________           __________
Cash at end of quarter                         $15,393,524           $  239,077
                                               ===========           ==========


See accompanying notes.

[FN]
                   STERLING HOUSE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  GENERAL
     The accompanying unaudited interim financial statements of Sterling House Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although Management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the entire year.

2)  ACCOUNTS RECEIVABLE
     Accounts Receivable - Trade includes residence billings, franchise fees, and other fee receivables which totaled approximately $114,000 and $388,000 at March 31, 1996 and 1995,
respectively. Also included in trade receivables is a receivable from Health Care REIT, Inc. ("HCRI") for construction draws on residences that are currently under construction and leased to the Company. This receivable represents payments that the Company has made for construction costs during the construction phase. These payments will be reimbursed to the Company by HCRI throughout the construction phase of the facility, which is generally eight months. At March 31, 1996 and 1995 the balances for such receivables from HCRI totaled approximately $2,165,000 and $0, respectively.

3)  ACQUISITIONS AND DISPOSITION OF ASSETS
     On February 29, 1996, the Company entered into a sale/leaseback transaction with HCRI for its Bartlesville, Midwest
City, Enid, Stillwater, and Shawnee, Oklahoma residences.  The
Company received approximately $7.4 million for the five residences which had a book value at the date of sale of approximately $7.6 million, resulting in a $200,000 loss which is being deferred and amortized over the initial term of the lease. The terms of the transaction are similar to those as described under "Sales-Leaseback Agreement," in note 10 to the audited consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K, and also as described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's 1995 Annual Report on Form 10-K. The annual lease expense to be incurred by the Company under the terms of the agreement will total approximately $832,000.

     On March 26, 1996, the Company entered into an agreement with Meditrust to lease three assisted living residences previously owned by franchisees of the Company, as well as entering into sale/leaseback transactions for two Company-owned properties located in Wichita, Kansas and Bethany, Oklahoma. The total aggregate amount financed with Meditrust for the five residences was approximately $7.5 million. Concurrently with this transaction, the franchisees, Masters Associates, L.L.C., the owner of the Derby, Kansas residence, Hays Assisted Living, L.L.C., the owner of the Hays, Kansas residence, and Wellington Partners, L.L.C., the owner of the Wellington, Kansas residence, contemporaneously sold all of their assets (principly consisting of their real property, building, improvements, furniture and equipment) to Meditrust. Reference is made herein to the Company's Report filed on Form 8-K dated March 26, 1996 (filed April 8,
1996). The lease terms for this agreement are similar to those described under "Liquity and Capital Resources" reported herein. The annual lease expense to be incurred by the Company under the terms of the agreement will total approximately $952,000.

     The following supplemental proforma information presents the combined results of operations of the Company and the franchised units as though the acquisition occurred at the beginning of the periods shown.

                                              For the three months
                                                ended March 31,
                                             _____________________
[S]                                      [C]             [C]
                                              1996         1995
                                             -----         ----
Revenues                                 $2,856,251      $731,689
Net Loss                                   (275,016)     (241,723)
Earnings per share                            (0.05)        (0.11)
Number of shares of common
  stock outstanding                        5,035,000    2,281,416

     These proforma amounts represent the historical operating results of the Derby, Hays and Wellington, Kansas residences combined with those of the Company with appropriate adjustments which give effect to interest expense, depreciation and amortization, lease expense and intercompany balances. These proforma amounts are not necessarily indicative of operating results which would have occurred if the acquisition had occurred at the beginning of the periods presented.

4)  SUBSEQUENT EVENTS
     Subsequent to the end of the first quarter, the Company entered into an agreement with HCRI providing an additional $43.1 million of development, construction, and permanent financing for up to 24 additional residences in the states of Kansas, Oklahoma, Texas and Ohio. The residences will be financed in two phases:
Phase IV and V (Phases I, II and III are included in the original financing commitment). Phase IV and V will proceed only after Phases I, II and III of the original HCRI residences have commenced. The terms and conditions of the additional financing commitment are identical to those originally entered into with HCRI, principally sale/leaseback transactions as described under "Liquidity and Capital Resources" reported herein under Item 2.
 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     GENERAL. During the first quarter of 1996, the Company continued it efforts to expand its market share in the assisted living residence segment of the long-term care industry through development, construction, and acquisition of assisted living residences. On March 26, 1996, the Company acquired three franchise residences located in Derby, Wellington, and Hays, Kansas. The Company managed these residences prior to the acquisition. The three residences had an average occupancy rate of 94% through March 31, 1996. The Company completed construction and opened two new residences in Oklahoma, that were under development at December 31, 1995. The acquisition and opening of the new residences brings the total number of residences open and operating at March 31, 1996, to 29, of which 7 are franchised. The company also opened two more residences in Oklahoma on April 20th and 25th, with another 7 residences scheduled to open by the end of the second quarter of 1996.

     The following table presents the number of residences under construction or development, by state, as of May 6, 1996:

     [S]                                     [C]                 [C]
                                            Under              Under
     Residences by State:                Construction       Development
          Oklahoma                            8                  3
          Texas                               9                 13
          Florida                             4                  5
          Colorado                            0                  3
          Ohio                                0                  6
                                             ---                ---
          Total                              21                 30

          Units                              790              1,110

     The Company continues to finance its development and construction of new residences primarily through the use of financing agreements involving the sale and immediate lease of the land, building and equipment used by the residences. Since the leases are accounted for as operating leases, the result of these sale/leaseback transactions is a reduction on the balance sheet of the land, building and equipment of the residences sold, and any corresponding debt relating to that residence that is retired at the time of the sale. Thus, during the first quarter of 1996, the Company's total assets decreased by approximately $5 million due to the sale and immediate leaseback of several existing residences previously owned by the Company. There was also an offsetting decrease in liabilities due to the retirement of approximately $4.4 million in short-term construction loans.

     The following table sets forth, for the periods presented, the number of residences owned/leased and managed or franchised, the number of units in each category, the stabilized occupancy percentages, the percentage of private pay residents, and the average monthly rent per unit:

                                        December 31,       March 31,
                                      ___________________   _________
                                    1993    1994     1995     1996
[S]                               [C]       [C]      [C]      [C]
Residence (end of period)
 Owned/Leased (1)                    3        9        17      22 (3)
 Managed/Franchised                  1        6        10       7
                                   ---      ---       ---      ---
Total                                4       15        27      29
Units
 Owned/Leased                       73      250       516     667
 Managed/Franchised                 37      207       358     268
                                   ---      ---       ---     ---
Total                              110      457       874     935

Stabilized Occupancy
 percentage (2)                    100%      95%       96%     95%
Private pay                        100%     100%      100%    100%
Average monthly rent/unit        $1,355   $1,505    $1,618  $1,646

(1) Prior to Reorganization Transaction described below, residences were owned by limited partnerships, limited liability companies, or a corporation.
(2) Stabilized occupancy percentage represents the occupancy at the periods presented and only includes those residences that have been operating in excess of nine months or that have reached an occupancy rate of 95%.
(3) Includes the franchise residences that were purchased on March 26, 1996.

     In connection with the Company's initial public offering, filed on Form S-1 dated October 26, 1995, the Company entered into reorganization transactions with various individuals, limited liability companies and limited partnerships of which the Company owned majority or minority interests, whereby the Company acquired all the stock of Sterling House of Augusta, Inc. and all of the assets of such limited liability companies and limited partnerships (Sterling House of Abilene, L.P., Sterling House of Wichita, L.P., Sterling House of Bethany, L.L.C., Sterling Group, L.L.C., Scotia, L.L.C. and Corridor Properties, L.L.C.) (the "Reorganization Transaction").

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's S-1 registration statement dated October 26, 1995, along with information contained in the Company's 1995 Form 10-K, should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

     REVENUES. Total revenue for the quarter ended March 31, 1996 increased to $2,581,000 compared to $581,000 for the quarter ended March 31, 1995, an increase of $2,000,000 or 344%. This increase was primarily attributable to an increase of $2,402,000 in residence rentals as a result of the residences acquired in the Reorganization Transaction and the new residences that have been opened by the Company since March 31, 1995. Other revenues decreased $403,000 from the first quarter of 1995 to $87,000 for the first quarter of the current fiscal year. These decreases were attributable to decreases in development fees of $101,000 to $0 in the first quarter of 1996, initial franchise and royalty fees decreased to $43,000, a decrease of $18,000 or 30%, management and services fees decreased to $36,000, a decrease of $83,000 or 69%, and construction services fees dropped to $8,000, a decline of $201,000 or 96%. The overall decrease in other revenues is primarily due to the Company's efforts to further develop company owned residences, primarily through new construction and acquisitions, and less emphasis on developing, managing, and constructing franchise residences.

     RESIDENCE OPERATING EXPENSES. The increase in residence operating expense of $1,604,000 to $1,662,000 for the first quarter of 1996 is attributable to the increase in residence operations previously described.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $594,000 in the first quarter of 1996 from $381,000 during the same period last year, an increase of $213,000 or 56%. The increase is primarily attributable to the increase in payroll and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and growing development program. Other increases came in the areas of marketing, advertising and overall increases in other general corporate expenses incurred to support the growth in personnel and residences.

     COST OF CONSTRUCTION SERVICES. Cost of construction services decreased to $11,000 from $184,000 during the same period in 1995. The decrease was attributable to a decrease in such services to franchisees.

     BUILDING RENTALS. Building rental increased to $385,000 in the first quarter of 1996, up from $0 during the same period in
1995.   Such costs reflect the operating leases entered into during the third and fourth quarter of 1995 and additional operating leases entered into during the first quarter of 1996. The Company had 5 residences under such operating leases at the end of 1995, and entered into an additional 10 operating leases during the first quarter of 1996, resulting in a total of 15 residences currently operating under an operating lease agreement.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $191,000 to $228,000 during the first quarter of 1996, up from $37,000 during the first quarter of 1995. The increase was attributable to the residences acquired in the Reorganization Transaction and the depreciation related to property and equipment acquired since
March 31, 1995.

     EQUITY IN NET LOSS FROM INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in net loss from investments in unconsolidated affiliates decreased to $0 in the first quarter of 1996 from $80,000 during the first quarter of 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

     INTEREST INCOME. Interest income increased to $211,000 during the first quarter of 1996 up from $900 during the first quarter of 1995. The increase was attributable to the investment of excess public offering proceeds in U.S. Treasury Securities.

     INTEREST EXPENSE. Interest expense increased to $227,000 during the first quarter of 1996, up from $33,000 during the first quarter of 1995. The increase was attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction.

     INCOME TAXES. In the first quarter of 1996, the Company recorded a tax benefit of $82,000 compared to $0 during the same period in 1995. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and, as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods. During the first quarter of 1995, the pre-tax losses incurred by the Company were not tax benefited because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996 was $12,029,000 up $2,811,000 from $9,218,000 at December 31, 1995. Net cash used in operating activities totaled $2,306,000 which was primarily due to an increase in receivables from HCRI for construction costs that the Company has paid and will subsequently be reimbursed by HCRI. Net cash provided from investing activities of $6,650,000 was due to the proceeds from the sale of residences totaling $9,307,000. These proceeds were offset by $2,636,000 used in the acquisition of new assets during the quarter. Net cash used in financing activities totaled $6,348,000, which was primarily the result of paying of the debt associated with the residences that were sold during the quarter.

     In August 1995, the Company entered into a financing commitment with HCRI providing for up to $37 million of development, construction and permanent financing available for up to 24 residences. Through April 30, 1996, the Company had used
$4.8 million to finance the ongoing construction of 10 residences, and approximately $12 million in connection with the sale/leaseback financing of 8 residences. Under the terms of the financing commitment, the Company enters into a series of sales/leaseback transactions, whereby the Company sells residences at negotiated values and concurrently enters into a lease agreement for each residence for an initial period of 11 to 13 years with three five-year renewal options. Under the terms of the leases, the Company is responsible for all operating costs, including, but not limited to, repairs, property taxes and insurance. Under the financing commitment, the Company pays initial annual base rental during the initial term of each lease as determined by multiplying the total consideration by an amount equal to 3.75% over the yield of the most actively traded U.S. Treasury Note with a maturity comparable to the initial term of the lease in effect at the time of each transaction. The annual base rent will increase 20 basis points each year thereafter. All leases are being accounted for as operating leases. The financing commitment expires on May 1, 1998.
The Company is obligated to finance 24 residences with HCRI prior to the expiration of the financing commitment, including any residences the construction of which is financed by HCRI.

      On October 5, 1995, the Company entered into a financing commitment with LTC Properties, Inc. providing for up to $15 million of sale/leaseback financing relating to nine residences.
As of April 30, 1996, the Company had used approximately $6.7 million in connection with the sale/leaseback financing for 4 residences. Each lease will be for a term of 10 to 13 years and the Company will have two five-year renewal options. The leases require the Company to be responsible for all operating costs, including, but not limited to, repairs, property taxes and insurance. The annual base rent for the initial term of each lease was determined by multiplying the purchase price to be paid by the sum of 3.75% plus the effective yield of the ten-year U.S. Treasury Notes prevailing at the time of each transaction. The annual base rent will increase by 2% each year thereafter. All residences leased will be subject to cross-default provisions. All leases are being accounted for as operating leases.

     On December 1, 1995, the Company entered into a $43 million financing commitment with Meditrust to provide construction and sale/leaseback financing relating to twenty-five assisted living residences. The commitment with respect to construction loans expires in two years, and the commitment with respect to sale/leaseback financing in three years, following the closing of the first construction loan. Each lease will be for a term of 10 to 15 years and the Company will have two five-year renewal options. The leases will generally require the Company to be responsible for all operating costs, including, but not limited to, repairs, property taxes and insurance. The annual base rent for the initial term of each lease will be determined by multiplying the purchase price to be paid by Meditrust by the sum of 3.5 % plus the effective yield of the ten year U.S. Treasury Notes prevailing at the time of each transaction. The annual base rent will increase by 2% each year thereafter. All residences financed with Meditrust will be subject to cross-default provisions. All leases are being accounted for as operating leases. Through April 30, 1996, the Company had used $7.5 million to finance five residences, three of which were acquired March 26, 1996, from franchisees.
<APGE>
     As of March 31, 1996, the Company had invested excess cash balances in U.S. Treasury Securities. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction financing and, to the extent available, cash generated from operations. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to its existing residences. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these existing residences.

SUBSEQUENT EVENTS

     On April 3, 1996, the Company entered into an additional financing commitment with HCRI providing an additional $43.1 million of development, construction, and permanent financing for up to 24 residences in the states of Kansas, Oklahoma, Texas and Ohio. The residences will be financed in two phases: Phase IV and Phase V (Phases I, II and III are included in the original financing commitment). Phase IV and V will proceed only after Phases I, II and III of the original HCRI residences have commenced. The terms and conditions of the additional financing commitment are identical to the original HCRI, sale/leaseback transactions previously described.

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  A.  Exhibits
      See Exhibit Index
  B.  Report on form 8-K
      During the first Quarter of 1996, the Company filed the following reports on Form 8-K:
     (I) Current Report on Form 8-K dated March 26, 1996 (filed April 8, 1996) reporting under Item 2, among other things, the Company's acquisition of the operations of three franchisees, Masters Associates, L.L.C., Hays Assisted Living, L.L.C., and Wellington Partners, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 1996



                                         STERLING HOUSE CORPORATION
                                            (Registrant)
                                         /s/Timothy J. Buchanan
                                         ________________________
                                         Timothy J. Buchanan
                                         Chief Executive Officer



                                          /s/R. Gail Knott
                                          _______________________
                                          R. Gail Knott
                                          Chief Financial Officer

                    STERLING HOUSE CORPORATION

                            INDEX TO EXHIBITS

Exhibit Number                 Description
__________________________________________________________________

10.1 Franchise Agreement, dated September 21, 1995, by and between Sterling House Corporation and Brooks Development Co., L.L.C.
10.2 Amendment to Franchise Agreement, dated April 11, 1996, by and between Sterling House Corporation and Brooks Development
     Co., L.L.C.
10.3 Letter of Agreement, dated February 3, 1996, by and between Sterling House Corporation and Robert A. Brooks
10.4 Letter of Intent dated April 3, 1996, by and between Sterling House Corporation and Health Care REIT, Inc.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.