Form 10-Q
period 1996-06-30
STERLING HOUSE CORP
filed 1996-08-14
CIK 1000185

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1996
                               OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transaction period from to

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

                                YES  X      NO

As of August 5, 1996, there were 5,037,309 shares of the Registrant's Common Stock outstanding.


                          STERLING HOUSE CORPORATION

                                    INDEX

PART 1. FINANCIAL INFORMATION
                                                              PAGE NO.
Item 1. Financial Statements:

          Consolidated Balance Sheets at June 30,
          1996 and December 31, 1995.                           3-4

          Consolidated Statements of Operations
          for the Three Months and six months
          ended June 30, 1996 and 1995                            5

          Consolidated Statements of Cash Flows for
          the Six months ended June 30, 1996 and 1995             6

          Notes to Consolidated Financial Statements            7-9

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations     10-17

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
         Security Holders                                        18

Item 6.  Exhibits and Reports on Form 8-K                        18

         Signature Page                                          20


                          Sterling House Corporation
                         Consolidated Balance Sheets
                                    Assets
                                 (Unaudited)

                                         June 30, 1996        December 31, 1995
Current assets:
 Cash and cash equivalents                 $36,052,316         $17,396,355
 Accounts receivable:
 Construction Receivable due from REIT       7,877,505               ---
  Trade                                        427,834             157,616
  Affiliates                                    11,370              90,785
  Other                                        107,234             309,652
 Prerental costs                               554,935             242,285
 Deferred income taxes                         151,987             161,713
 Principal and interest funds in trust         360,890             299,671
 Other                                         344,917             283,274
                                           -----------         -----------
Total current assets                        45,888,988          18,941,351

Property and equipment:
 Land and improvements                       1,033,128           3,714,642
 Buildings                                   6,925,896          14,977,356
 Vehicles and equipment                        447,354             393,599
 Furniture, fixtures and office equipment      902,222           1,273,480
 Construction in progress                   12,204,855           3,102,364
 Leasehold rights and improvements           2,149,301             511,996
                                           -----------         -----------
                                            23,662,756          23,973,437
                                           -----------         -----------
 Less accumulated depreciation                (558,211)           (406,353)
                                            -----------         -----------
Net property and equipment                  23,104,545          23,567,084

Other assets:
 Deferred Financing Costs                    1,577,665               ---
 Deferred income taxes                         468,715             447,901
 Other                                       1,333,102             608,104
                                           -----------         -----------
Total other assets                           3,379,482           1,056,005
                                           -----------         -----------
Total assets                               $72,373,015         $43,564,440
                                           ===========         ===========

See accompanying notes.


                         Sterling House Corporation
                        Consolidated Balance Sheets
                  Liabilities and Stockholders' Equity
                               (Unaudited)

                                     June 30, 1996        December 31, 1995
Current liabilities:
 Short-term borrowings                     $     ---         $ 6,726,428
 Accounts payable                            4,231,843         1,832,100
 Accrued expenses:
  Salaries and benefits                        419,323           255,316
  Interest                                     440,151           284,620
  Other                                        326,278           133,584
 Deferred income taxes                         153,655            23,475
 Unearned rent and refundable deposits         192,826           189,509
 Current maturities of long-term debt
  and bonds payable                            201,966           277,966
                                           -----------       -----------
Total current liabilities                    5,966,042         9,722,998

Bonds payable and long-term debt             4,702,125         6,561,808
Convertible debt                            35,000,000             ---
Deferred income taxes                        1,404,094         1,662,471
Deferred compensation                          391,215           412,550
Other                                           28,100              ---
                                           -----------        -----------
Total liabilities                           47,491,576         18,359,827

Stockholders' equity:
 Preferred stock; no par value
  20,000,000 shares authorized,
  none issued and outstanding                   ---                ---
 Common stock; no par value; 75,000,000 shares
  authorized, 5,035,000 shares
  issued and outstanding                    28,191,965         28,184,228
 Accumulated deficit                        (3,310,526)        (2,979,615)
                                           -----------        -----------
Total stockholders' equity                  24,881,439         25,204,613
                                           -----------        -----------

Total liabilities and stockholders'
  equity                                   $72,373,015        $43,564,440
                                           ===========        ===========

See accompanying notes.



                         Sterling House Corporation
                   Consolidated Statements of Operations
                                 (Unaudited)

                                              Three months ended               Six months ended
                                                     June 30,                      June 30,
                                              1996          1995            1996             1995
                                          _______________________________________________________
Revenues:
 Residence rental                         $3,261,048     $  206,140     $5,754,476     $  297,204
 Development fees affiliates:                  ---           67,511           ---         168,273
 Initial franchise and royalty fees:
  Affiliates                                  16,224         42,526         28,826         67,803
  Other                                       21,514         41,965         51,697         78,111
 Management and service fees:
  Affiliates                                   ---           44,052           ---         138,462
  Other                                       16,612         31,057         52,966         55,409
 Construction services:
  Affiliates                                   ---           65,140           ---         127,888
  Other                                       54,801        151,993         63,123        298,406
                                          __________     __________     __________     __________
Total revenue                              3,370,199        650,384      5,951,088      1,231,556

Operating expenses:
 Residence operating expenses              2,134,733        144,005      3,796,559        202,262
 General and administrative                  597,091        436,187      1,191,283        817,395
 Construction costs                           17,586        178,445         28,245        362,066
 Building rental                             730,466           ---       1,115,523           ---
 Depreciation and amortization               243,155         55,117        470,879         92,258
 Equity in net loss from investments
  in unconsolidated affiliates                 ---           72,282           ---         152,040
                                          ----------     ----------     ----------     ----------
Total operating expenses                   3,723,031        886,036      6,602,489      1,626,021

Loss from operations                        (352,832)      (235,652)      (651,401)      (394,465)

Other income (expenses):
 Interest income                             323,258          4,439        534,262          5,342
 Interest expense                           (106,013)       (43,484)      (332,800)       (76,221)
 Minority interest in
  loss of subsidiaries                         ---            4,020           ---           5,574
 Other                                        (8,039)        (5,548)       (20,257)        13,894
                                          ----------     ----------     ----------     ----------
Total other income (expense)                 209,206        (40,573)       181,205        (51,411)
                                          ----------     ----------     ----------     ----------
Loss before income taxes                    (143,626)      (276,225)      (470,196)      (445,876)
                                          ----------     ----------     ----------     ----------
Benefit for income taxes                      56,979           ---         139,285           ---
                                          ----------     ----------     ----------     ----------
Net loss                                  $  (86,647)    $ (276,225)     $(330,911)    $ (445,876)
                                          ==========     ==========      =========     ==========
Net loss per common share                 $    (.02)     $    (.12)      $   (.07)     $    (.20)
                                          ==========     ==========      =========     ==========
Weighted average number of shares
 outstanding during the period            5,035,993      2,281,416      5,035,421      2,281,416
                                          ==========     ==========      =========     ==========

See accompanying notes.


                        Sterling House Corporation
                   Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                          Six months ended
                                                                June 30,
                                                        1996            1995
Operating activities
Net loss                                            $  (330,911)     $ (445,876)
Adjustments to reconcile net loss to net
 cash provide by (used in) operating activities:
  Depreciation and amortization                        470,879           92,258
  Amortization of deferred gain                         32,405             ---
  Deferred income taxes                               (139,285)            ---
  Equity in net loss from investments in
   unconsolidated affiliates                              ---           152,040
  Minority interest in loss of subsidiaries               ---            (5,574)
  Gain on sale of assets                                  ---            (4,750)
  Net change in operating assets and liabilities:
   Accounts receivable                                  11,615          129,287
   Prerental costs                                    (504,919)         (34,571)
   Accrued expenses                                    512,232          (60,470)
   Unearned rent and refundable deposits                 3,317            7,036
   Accounts payable                                   (790,125)         111,446
   Deferred compensation                               (21,335)            ---
   Other                                               (20,241)         (35,758)
                                                   -----------      -----------
Net cash used in operating activities                 (776,368)         (94,932)

 Investing activities
 Purchase of property and equipment                (16,804,275)      (3,144,362)
 Proceeds from sale/leaseback transactions          12,292,497             ---
 Advances to affiliates                                   ---            18,251
 Proceeds from sale of property and equipment             ---             8,700
 Acquisition of Abilene, net of cash acquired             ---          (253,053)
 Investment in unconsolidated affiliates                  ---           (37,440)
 Minority interest                                        ---           (12,163)
 Other                                                (524,453)          43,409
                                                   -----------      -----------
Net cash used in investing activities               (5,036,231)      (3,376,658)

Financing Activities
  Net change in line of credit                            ---           197,800
  Proceeds from short-term borrowings                1,473,650          883,644
  Principal payments on short-term borrowings       (8,200,078)            ---
  Principal payments on bonds, long-term debt
   and capital lease obligations                    (1,996,856)        (141,438)
  Convertible debt issued less cost of financing    35,000,000             ---
  Proceeds from issuance of long-term debt              61,173        2,589,271
  Expenditures for financing costs                  (1,602,000)        (287,225)
  Capital distributions to minority members               ---           (40,200)
  Net change in bond reserve funds in trust           (275,066)             918
  Other                                                  7,737           37,700
                                                   -----------      -----------
Net cash provided by financing activities           24,468,560        3,240,470
                                                   -----------      -----------
Net increase (decrease) in cash                     18,655,961         (231,120)
Cash at beginning of period                         17,396,355          585,089
                                                   -----------      -----------
Cash at end of period                              $36,052,316      $   353,969
                                                   ===========      ===========

See accompanying notes.


                        STERLING HOUSE CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  GENERAL
     The accompanying unaudited interim financial statements of Sterling House Corporation (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although Management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the entire year.

2)  ACCOUNTS RECEIVABLE
     Accounts Receivable - Trade includes residence billings, franchise fees, franchisee construction receivables, and other fee receivables which total approximately $428,000 at June 30, 1996 and $158,000 at December 31, 1995. Accounts receivable - REIT financing represents receivables from certain real estate investment trusts (the "REITs") for construction draws on residences that are being constructed by the Company for the REIT's and
leased to the Company.   Such receivables represent unreimbursed construction
costs incurred by the Company during the construction phase. These costs will be reimbursed to the Company by the REITs throughout the construction phase of the residence, which is generally five to eight months. At June 30, 1996 and December 31, 1995, the balances for such receivables from the REITs totaled approximately $7.9 million and $0, respectively.

3)  ACQUISITIONS AND DISPOSITION OF ASSETS
     On February 29, 1996, the Company entered into a sale/leaseback transaction with Health Care REIT, Inc. ("HCRI") for its Bartlesville,
Midwest City, Enid, Stillwater and Shawnee, Oklahoma residences. The Company received approximately $7.4 million for the five residences which had a book value at the date of sale of approximately $7.6 million, resulting in a $200,000 loss which is being deferred and amortized over the initial term of the lease. The loss incurred in this transaction is due to the step-up in the basis of the assets as a result of the Reorganization Tansaction as described in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 hereof. On April 18, 1996, the Company entered into another sale/leaseback transaction with HCRI for its Oklahoma City SW and Chickasha, Oklahoma residences. The Company received approximately $2.96 million for the two residences resulting in a gain of approximately $334,000 which is also being deferred and amortized over the initial term of the lease. The terms of the transactions are similar to those as described under "Sales/leaseback Agreement," in note 10 to the audited consolidated financial statements filed in the Company's 1995 Annual Report on Form 10-K, and also as described in Item 7 - Management's Discussion and Analysis of Financial

Condition and Results of Operations, filed in the Company's 1995 Annual Report on Form 10-K. The annual lease expense to be incurred by the Company under the terms of these agreements will total approximately $992,000.

     On March 26, 1996, the Company entered into an agreement with Meditrust to lease three assisted living residences previously owned by franchisees of the Company, as well as entering into sale/leaseback transactions for two Company-owned residences located in Wichita, Kansas and Bethany, Oklahoma. The total aggregate amount financed with Meditrust for the five residences was approximately $7.5 million. Concurrently with this transaction, the franchisees, Masters Associates, L.L.C., the owner of the Derby, Kansas residence, Hays Assisted Living, L.L.C., the owner of the Hays, Kansas residence, and Wellington Partners, L.L.C., the owner of the Wellington, Kansas residence, contemporaneously sold all of their assets (principly consisting of their real property, building, improvements, furniture and equipment) to Meditrust. The Company has reported this transaction on Forms 8-K dated March 26, 1996 (filed April 8, 1996), and 8-K/A dated March 26, 1996 (filed June 10, 1996). The lease terms for this agreement are similar to those described under Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources" reported herein. The annual lease expense to be incurred by the Company under the terms of the agreement will total approximately $952,000.

     The following supplemental pro forma information presents the combined results of operations of the Company and the franchised units as though the acquisition occurred at the beginning of the periods shown.

                                  For the three months     For the six months
                                      ended June 30,           ended June 30,
                                    1996         1995        1996          1995

Revenues                      $3,457,660  $ 766,175    $6,313,911    $1,497,864
Net Loss                         (86,647)  (339,665)     (361,663)     (581,388)
Net loss per common share          (0.02)     (0.15)        (0.07)        (0.25)
Weighted average number
 of shares of stock outstanding
 during the period             5,035,421  2,281,416     5,035,993     2,281,416

     These pro forma amounts represent the historical operating results of the franchised residences combined with those of the Company with appropriate adjustments which give effect to interest expense, depreciation and amortization, lease expense and intercompany balances. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the acquisition had occurred at the beginning of the periods presented.

4) Convertible Debt
     On May 23, 1996, the Company sold at par $35.0 million of 6.75% convertible subordinated debentures due June 30, 2006. The debentures were sold in a private placement to selected entities which qualified as either "accredited investors" or as "qualified institutional buyers." The debentures, noncallable for three years, will be convertible into shares of common stock of the Company at the conversion price of $22.42 per share, which equates in the aggregate to 1,561,106 shares.

     The Company has agreed to use its best efforts, subject to the receipt of necessary information from the purchasers, to cause a registration statement with respect to the resale of the debentures and the shares of common stock issuable upon conversion thereof from time to time to become effective not later than November 19, 1996.

5) SUBSEQUENT EVENTS
     Subsequent to June 30, 1996, the Company acquired an existing retirement and assisted living residence in Liberal, Kansas for the purchase price of $2.2 million. The residence is two years old and has 45 private units ranging from studios to two-bedroom apartments. This transaction was reported by the Company on current Report Form 8-K dated August 1, 1996 (filed August 12, 1996).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL. Through the first two quarters of 1996, the Company has continued to expand its market share in the assisted living residence segment of the long-term care industry through development, construction, and acquisition of assisted living residences. On May 23, 1996, the Company increased its working capital by selling at par $35.0 million of 6.75% convertible subordinated debentures due June 30, 2006 (the "Debentures").
The Debentures were sold in a private placement to selected entities which qualified as either "accredited investors" or as "qualified institutional buyers." The Debentures, noncallable for three years, will be convertible into shares of common stock of the Company at the conversion price of $22.42 per share, which equates in the aggregate to 1,561,106 shares. The Company intends to use the net proceeds of approximately $33.4 million from the Debentures for the development and construction and, to a lessor extent, the acquisition of additional assisted living residences.

     On March 26, 1996, the Company acquired three franchised facilities located in Derby, Wellington and Hays, Kansas. The Company managed these units prior to the acquisition. The Company completed construction and opened five residences in Norman, Edmond, Lawton, Duncan and Broken Arrow, Oklahoma. The Company also began operations in the state of Texas during the second quarter of 1996, with the June openings of the Denton, Ennis, Corsicana, Paris and Palestine, Texas residences. The acquisition and opening of the new residences brings the total number of residences open and operating at June 30, 1996, to 39, of which 7 are managed and/or franchised residences.

     The following table presents the number of residences under construction or development, by state, as of June 30, 1996.

                                    Under         Under
     Residences by State:          Construction   Development
          Kansas                       0              1
          Oklahoma                     6              3
          Texas                       11              9
          Florida                      6              5
          Colorado                     0              5
          Ohio                         0             13
                                    ----           ----
             Total                    23             36
                                    ====           ====
             Units                   896           1479
                                    ====           ====

     The Company plans to finance its development and construction of new residences through the proceeds of the debentures sold on May 23, 1996, and the use of financing agreements with certain REITs involving the sale and immediate lease of the land, building and equipment used at the residences.

     The following table sets forth, for the periods presented, the number of residences, owned/leased, managed or franchised, the number of units and the stabilized occupancy percentages.

                                              December 31,             June 30,
                                            1993      1994   1995        1996
                                           _____________________       ________
Residence (end of period)
 Owned/Leased(1)                              3         9      17         32(3)
 Managed/Franchised                           1         6      10          7
                                           ----      ----    ----       ----
Total                                         4        15      27         39
Units
 Owned/Leased                                73       250     516      1,021
 Managed/Franchised                          37       207     358        272
                                           ----      ----    ----       ----
Total                                       110       457     874      1,293

Stabilized Occupancy percentage(2)          100%       95%     96%        96%
Private pay                                 100%      100%    100%       100%
Average monthly rent/unit                $1,355    $1,505  $1,618     $1,642

(1) Prior to the Reorganization Transaction, residences were owned by limited partnerships, limited liability companies, or a corporation.
(2) Stabilized occupancy percentage represents the occupancy at the end of periods presented and only includes those residences that have been operat-ing in excess of nine months or that have reached an occupancy rate of 95%.
(3) Includes the franchise facilities that were purchased March 26, 1996.

     In connection with the Company's initial public offering, filed on Form S-1 dated October 26, 1995, the Company entered into a reorganization transaction with various individuals, limited liability companies and limited partnerships of which the Company owned majority or minority interests, whereby the Company acquired all the stock of Sterling House of Augusta, Inc. and all of the assets of such limited liability companies and limited partnerships (Sterling House of Abilene, L.P., Sterling House of Wichita, L.P., Sterling House of Bethany, L.L.C., Sterling Group, L.L.C., Scotia, L.L.C. and Corridor Properties, L.L.C.) (the "Reorganization Transaction").

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's S-1 registration statement dated October 26, 1995, along with information contained in the Company's 1995 Form 10-K, should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.


Results of Operations

Three months ended June 30, 1996 and 1995

     REVENUES. Total revenue for the three months ended June 30, 1996, increased to $3,370,000 compared to $650,000 for the three months ended
June 30, 1995, an increase of $2,720,000 or 418%. This increase was primarily attributable to an increase of $3,055,000 in residence rentals as a result of the residences acquired in the Reorganization Transaction and the new residences that have been opened by the Company since June 30, 1995. Also adding to the increase in revenue was the acquisition of three
franchised residences on March 26, 1996.   Other revenues decreased $335,000
from the second quarter of 1995 to $109,000 for the second quarter of the current fiscal year. These decreases were attributable to decreases in development fees of $67,511 to $0 in the second quarter of 1996. Initial franchise and royalty fees decreased to $38,000, a decrease of $46,000 or 55%, management and services fees decreased to $17,000, a decrease of $58,000 or 77%, and construction services fees dropped to $55,000, a decline of $162,000 or 75%. The overall decrease in other revenues is primarily due to the Company's efforts to develop Company owned residences, primarily through new construction and acquisitions, and the Company's decreasing emphasis on developing, managing, and constructing franchise residences.

     RESIDENCE OPERATING EXPENSES. The increase in residence operating expense of $1,991,000 to $2,135,000 for the second quarter of 1996 is attributable to the increase in residence operations previously described.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $597,000 in the second quarter of 1996 from $436,000 during the same period last year, an increase of $161,000 or 37%. The increase is primarily attributable to the increase in payroll and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and its development program. Other increases came in the areas of marketing, advertising and overall increases in other general corporate expenses incurred to support the growth in personnel and residences.

     COST OF CONSTRUCTION SERVICES. Cost of construction services decreased to $18,000 from $178,000 during the same period in 1995. The decrease was attributable to a decrease in such services to franchisees.

     BUILDING RENTALS.  Building rental increased to $730,000 in the second
quarter of 1996, up from $0 during the same period in 1995.   Such costs
reflect the operating leases entered into during the third and fourth quarter of 1995 and additional operating leases entered into during the first and
second quarter of 1996.   The Company had 5 residences under such operating
leases at the end of 1995, and entered into an additional 16 operating leases during the first two quarters of 1996 making a total of 21 residences currently operating under operating lease agreements.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $188,000 to $243,000 during the second quarter of 1996, up from $55,000 during the second quarter of 1995. The increase was attributable to the residences acquired in the Reorganization Transaction and the depreciation related to property and equipment acquired since June 30, 1995.

     EQUITY IN NET LOSS FROM INVESTMENTS IN UNCONSOLIDATED AFFILIATES.
Equity in net loss from investments in unconsolidated affiliates decreased to $0 in the second quarter of 1996 from $72,000 during the second quarter of 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

     INTEREST INCOME. Interest income increased to $323,000 during the second quarter of 1996, up from $4,000 during the second quarter of 1995. The increase was attributable to the temporary investment of the remaining public offering proceeds and the proceeds from the Debentures invested, in U.S. Treasury Securities.

     INTEREST EXPENSE. Interest expense increased to $106,000 during the second quarter of 1996, up from $43,000 during the second quarter of 1995. The increase was attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the interest incurred relating to the Debentures.

     INCOME TAXES. In the second quarter of 1996, the Company recorded a tax benefit of $57,000 compared to $0 during the same period in 1995. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods. During the second quarter of 1995, the pre-tax losses incurred by the Company were not tax benefited because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

Six months ended June 30, 1996 and 1995

     REVENUES. The Company's total revenue for the six months ended June 30, 1996, was $5,951,000 compared to $1,232,000 for the same period in 1995, an increase of $4,719,000 or 383%. This increase is primarily attributable to an increase of $5,457,000 in residence rentals as a result of the residences acquired in the Reorganization Transaction and the new residences that have been opened by the Company since June 30, 1995. Other revenues decreased $738,000 from the six months ended June 30, 1995, to $197,000 for

the six months ended June 30, 1996. These decreases were attributable to decreases in development fees of $168,000 to $0 in 1996. Initial franchise and royalty fees decreased to $81,000, a decrease of $65,000 or 45%, management fees decreased to $53,000, a decrease of $141,000 or 73%, and construction services fees dropped to $63,000, a decrease of $363,000 or 85%. The overall decrease in other revenues is primarily due to the Company's efforts to further develop company owned residences, primarily through new construction and acquisitions, and the Company's decreasing emphasis on developing, managing, and constructing franchise residences.

     RESIDENCE OPERATING EXPENSES. The increase in residence operating expense of $3,594,000 to $3,797,000 for the first six months of 1996 is attributable to the increase in residence operations previously described.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,191,000 in the first six months of 1996 from $817,000 during the same period last year, an increase of $374,000 or 46%. The increase is primarily attributable to the increase in payroll and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and its development program. Other increases came in the areas of marketing, advertising and overall increases in other general corporate expenses incurred to support the growth in personnel and residences.

     COST OF CONSTRUCTION SERVICES. Cost of construction services decreased to $28,000 from $362,000 during the same period in 1995. The decrease is attributable to a decrease in such services to franchisees.

     BUILDING RENTALS. Building rental increased to $1,116,000 in the first six months of 1996, up from $0 during the same period in 1995. Such costs reflect the operating leases entered into during the third and fourth quarters of 1995 and additional operating leases entered into during the first six months of 1996. The Company had 5 residences under such operating leases at the end of 1995, and entered into an additional 16 operating leases during the first six months of 1996, resulting in a total of 21 residences currently operating under an operating lease agreement.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $379,000 to $471,000 during the first six months of 1996, up from $92,000 during the same period in 1995. The increase is attributable to the residences acquired in the Reorganization Transaction and the depreciation related to property and equipment acquired since June 30, 1995.

     EQUITY IN NET LOSS FROM INVESTMENTS IN UNCONSOLIDATED AFFILIATES.
Equity in net loss from investments in unconsolidated affiliates decreased to $0 in the first six months of 1996 from $152,000 during the first six months of 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

     INTEREST INCOME. Interest income increased to $534,000 during the first six months of 1996, up from $5,000 during the first six months of 1995. The increase is attributable to the temporary investment of the remaining public offering proceeds, and the proceeds from the Debentures invested in U.S. Treasury Securities.

     INTEREST EXPENSE. Interest expense increased to $333,000 during the first six months of 1996, up from $76,000 during the first six months of 1995. The increase is attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the interest incurred relating to the Debentures.

     INCOME TAXES. In the first six months of 1996, the Company recorded a tax benefit of $139,000 compared to $0 during the same period in 1995. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and, as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods. During the first six months of 1995, the pre-tax losses incurred by the Company were not tax benefited because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

Liquidity and Capital Resources

     Working capital at June 30, 1996 was $39,923,000, up $30,705,000 from
$9,218,000 at December 31, 1995. Net cash used in operating activities totaled $584,000 which was primarily due to an increase in prerental costs
and a reduction in accounts payable.   Net cash used in investing activities
of $5,229,000 resulted primarily from the addition of $16,997,000 in property and equipment and offsetting proceeds of $12,292,000 from sale/leaseback
transactions during the first six months of 1996.   Net cash provided from
financing activities totaled $24,469,000 which was the result of paying off the debt associated with the residences for which a sale/leaseback transactions were effected during the quarter and the proceeds received from the issuance of $35,000,000 in subordinated debentures.

     In August 1995, the Company entered into a financing commitment with HCRI providing for up to $37 million of development, construction and permanent financing available for up to 24 residences. On April 3, 1996, the Company entered into another agreement with HCRI for an additional $43.1 million of development, construction, and permanent financing for up to 24 additional residences in the states of Kansas, Oklahoma, Texas, and Ohio. Through August 5, 1996, the Company had used $1.9 million to finance the ongoing construction of 8 residences, and approximately $18 million in connection with the sale/leaseback financing of 12 residences. Under the

terms of the financing commitment, the Company enters into a series of sale/leaseback transactions, whereby the Company sells residences at negotiated values and concurrently enters into a lease agreement for each residence for an initial period of 11 to 13 years with three five-year renewal options. Under the terms of the leases, the Company is responsible for all operating costs, including but not limited to, repairs, property taxes and insurance. Under the financing commitment, the Company pays initial annual base rental during the initial term of each lease as determined by multiplying the total consideration by an amount equal to 3.75% over the yield of the most actively traded U.S. Treasury Note with a maturity comparable to the initial term of the lease in effect at the time of each transaction. All leases are being accounted for as operating leases. The original financing commitment expires on May 1, 1998, while the first half of additional commitment expires January 1, 1998, and the second half expires August 1, 1999. The Company is obligated to finance 24 residences with HCRI prior to the expiration of the original financing commitment, including any residences the construction of which is financed by HCRI.

     On October 5, 1995, the Company entered into a financing commitment with LTC Properties, Inc. providing for up to $15 million of sale/leaseback financing relating to nine residences. As of August 5, 1996, the Company had used approximately $6.7 million in connection with the sale/leaseback financing for 4 residences. Each lease will be for a term of 10 to 13 years and the Company will have two five-year renewal options. The leases require the Company to be responsible for all operating costs, including, but not limited to, repairs, property taxes and insurance. The annual base rent for the initial term of each lease was determined by multiplying the purchase price to be paid by the sum of 3.75% plus the effective yield of the ten-year U.S. Treasury Notes prevailing at the time of each transaction. All residences leased will be subject to cross-default provisions. All leases are being accounted for as operating leases.

     On December 1, 1995, the Company entered into a $43 million financing commitment with Meditrust to provide construction and sale/leaseback financing relating to twenty-five assisted living residences. The commitment with respect to construction loans expires in two years, and the commitment with respect to sale/leaseback financing expires June 24, 1999. Each lease will be for a term of 10 to 15 years and the Company will have two five-year renewal options. The leases will generally require the Company to be responsible for all operating costs, including, but not limited to, repairs, property taxes and insurance. The annual base rent for the initial term of each lease will be determined by multiplying the purchase price to be paid by Meditrust by the sum of 3.5 % plus the effective yield of the ten-year U.S. Treasury Notes prevailing at the time of each transaction. All residences financed with Meditrust will be subject to cross-default provisions. All leases are being accounted for as operating leases. Through August 5, 1996, the Company had used $7.5 million to finance five residences, three of which were acquired from franchisee on March 26, 1996, and $1.2 million to finance the ongoing construction of 4 residences.

     As of June 30, 1996, the Company had invested excess cash balances in U.S. Treasury Securities. Capital expenditures for 1996 are estimated to total approximately $50 to $60 million, related primarily to the development of additional residences, which will be financed with a combination of the Company's available cash and sale/leaseback transactions. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction financing and, to the extent available, cash generated from operations. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to its existing residences. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these existing residences.

SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Company acquired an existing retirement and assisted living residence in Liberal, Kansas for the purchase price of $2.2 million. The residence is two years old and has 45 private units ranging from studios to two-bedroom apartments. This transaction was reported by the Company on current Report Form 8-K dated August 1, 1996 (filed August 12, 1996.)

     Also subsequent to June 30, 1996, an additional franchise agreement was signed on July 16, 1996, with an existing franchisee for a second Colorado Springs, Colorado residence location.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 24, 1996, the following individuals were elected to the Board of Directors until the 1999 Annual Meeting of Stockholders:

                                   Votes for     Votes Withheld
     Diana M. Laing                4,470,706           100
     Ronald L. Mercer              4,470,706           100

     The terms of Dr. D. Ray Cook and Mr. Michael F. Bushee as Directors of the Company continued after the meeting and will expire at the 1997 Annual Meeting of Stockholders. The terms of Messrs. Timothy J. Buchanan and Steven
L. Vick as Directors of the Company continued after the meeting and will expire at the 1998 Annual Meeting of Stockholders.

     The following proposals were approved at the Company's Annual Meeting:

                                Affirmative    Negative       Votes
                                   Votes         Votes        Withheld
1.  Ratify the appointment of
     Ernst & Young, LLP as
     independent auditors for
     the fiscal year ending
     December 31, 1996.           4,470,506        300           0


Item 6.  Exhibits and Reports on Form 8-K

  A.  Exhibits
      See Index to Exhibits

  B.  Report on Form 8-K
      During the second quarter of 1996, the Company filed the following reports on Form 8-K:

     (i)  Current Report on Form 8-K/A dated March 26, 1996 (filed June 10,
          1996) reporting information required to be reported under Item 7(a) Financial statements, Pro Forma Financial Information and Exhibits. The following financial statements of Sterling Franchise Acquisition Group were filed:

           Report of Independent Auditors
           Combined Balance Sheets at December 31, 1994 and 1995
           Combined Statements of Operations for the years ended December 31, 1994 and 1995
           Combined Statements of Members' Equity at December 31, 1994 and 1995 Combined Statements of Cash Flows for the years ended December 31, 1994 and 1995
           Notes to combined Financial Statements

The following Sterling House Corporation pro forma financial information was filed:

           Pro Forma Consolidated Balance Sheet at December 31, 1995
           Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995
           Notes to Pro Forma Consolidated Financial Statements

      (ii)  Current Report on Form 8-K dated May 23, 1996 (filed June 10,
            1996), reporting the Company sold at par $35.0 million of 6.75% convertible subordinated debentures due June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 1996



                                         STERLING HOUSE CORPORATION
                                            (Registrant)
                                         /s/Timothy J. Buchanan
                                         ________________________
                                            Timothy J. Buchanan
                                         Chief Executive Officer



                                          /s/R. Gail Knott
                                          _______________________
                                             R. Gail Knott
                                          Chief Financial Officer


                    STERLING HOUSE CORPORATION

                            INDEX TO EXHIBITS

Exhibit Number                 Description
_____________________________________________________________________________

 10.1 Franchise Agreement, dated July 16, 1996, by and between Sterling House Corporation and Colorado Springs Assisted Living, L.L.C.
 10.2 Form Amendment to Lease, dated July 16, 1996, by and between Sterling House Corporation and Colorado Springs Assisted Living, L.L.C.
 10.3 Form Amendment to Lease, by and between Assisted Living Properties, Inc. And Meditrust of Kansas, Inc.
 10.4 Form Amendment to Lease, by and between Sterling House Corporation and Kansas LTC Corporation formerly known as Coronado Corporation
 10.5 Schedule of executed Amendment to Lease, by and between Sterling House Corporation and Kansas-LTC Corporation formerly known as Coronado Corporation
 10.6 Form of Lease Agreement, by and between Assisted Living Properties, Inc. and Meditrust of Florida, Inc.
 10.7 Schedule of executed Lease Agreements, by and between Assisted Living Properties, Inc. and Meditrust of Florida, Inc.
 10.8 Form of Second Amendment to Lease Agreement, by and between Sterling House Corporation and Health Care REIT, Inc.
 10.9 Schedule of executed Second Amendment to Lease Agreement, by and between Sterling House Corporation and Health Care REIT, Inc.
 10.10 Form of Amendment to Lease Agreement, by and between Sterling House Corporation and Health Care REIT, Inc.
 10.11 Schedule of executed Amendment of Lease Agreements, by and between Sterling House Corporation and Health Care REIT, Inc.
 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only