Form 10-Q
period 1996-09-30
STERLING HOUSE CORP
filed 1996-11-14
CIK 1000185

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended September 30, 1996
                               OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transaction period from ______ to ______

Commission file number: 1-14022

                   STERLING HOUSE CORPORATION
                   --------------------------
                (Exact name of Registrant as specified in its charter)

       KANSAS                                        48-1097141
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                  identification no.)

                  453 S. WEBB ROAD, SUITE 500
                      WICHITA, KANSAS 67207
                 --------------------------
                (Address of principal executive offices)

                         (316) 684-8300
                          -------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES  X      NO

As of November 1, 1996, there were 5,038,179 shares of the Registrant's Common Stock outstanding.

                    STERLING HOUSE CORPORATION

                              INDEX

PART 1. FINANCIAL INFORMATION
                                                      PAGE NO.
Item 1. Financial Statements:

          Consolidated Balance Sheets at September 30,    3-4
          1996 and December 31, 1995.

          Consolidated Statements of Operations             5
          for the three months and nine months
          ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for         6
          the nine months ended September 30, 1996
          and 1995

          Notes to Consolidated Financial Statements      7-9

Item 2. Management's Discussion and Analysis            10-20
         of Financial Condition and Results of
         Operations

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of                 21
         Security Holders

Item 6.  Exhibits and Reports on Form 8-K               21-23

         Signature Page                                    24

                   Sterling House Corporation
                   Consolidated Balance Sheets
                              Assets
                             (Unaudited)

                                            September 30, 1996       December 31, 1995
                                           ___________________       _________________
Current assets:
 Cash and cash equivalents                      $16,182,596             $17,396,355
 Accounts receivable:
  Construction due from REIT                     16,655,582                   ---
  Trade                                             190,269                 157,616
  Affiliates                                         11,655                  90,785
  Other                                             141,648                 309,652
 Prerental costs (net of amortization)            1,143,926                 242,285
 Deferred income taxes                              161,713                 161,713
 Principal and interest funds in trust              287,182                 299,671
 Other                                              259,436                 283,274
                                                -----------             -----------
Total current assets                             35,034,007              18,941,351

Property and equipment:
 Land and improvements                            2,124,482               3,714,642
 Buildings                                       13,493,465              14,977,356
 Vehicles and equipment                             580,555                 393,599
 Furniture, fixtures and office equipment         1,605,308               1,273,480
 Construction in progress                        19,961,443               3,102,364
 Leasehold rights and improvements                1,732,625                 511,996
                                                -----------             -----------
                                                 39,497,878              23,973,437
                                                -----------             -----------
 Less accumulated depreciation                     (727,328)               (406,353)
                                                -----------             -----------
Net property and equipment                       38,770,550              23,567,084

Other assets:
 Deferred financing costs                         1,537,240                   ---
 Deferred income taxes                              447,901                 447,901
 Other                                            1,253,746                 608,104
                                                -----------             -----------
Total other assets                                3,238,887               1,056,005
                                                -----------             -----------
Total assets                                    $77,043,444             $43,564,440
                                                ===========             ===========



See accompanying notes.

                   Sterling House Corporation
                   Consolidated Balance Sheets
              Liabilities and Stockholders' Equity
                             (Unaudited)

                                            September 30, 1996       December 31, 1995
                                            __________________       _________________
Current liabilities:
 Short-term borrowings                          $     ---               $ 6,726,428
 Accounts payable                                 7,974,203               1,832,100
 Accrued expenses:
  Salaries and benefits                             493,997                 255,316
  Interest                                        1,033,517                 284,620
  Other                                             964,447                 133,584
 Deferred income taxes                               23,475                  23,475
 Unearned rent and refundable deposits              235,351                 189,509
 Current maturities of long-term debt
  and bonds payable                                 206,966                 277,966
                                                -----------             -----------
Total current liabilities                        10,931,956               9,722,998

Bonds payable and long-term debt                  4,651,335               6,561,808
Convertible debt                                 35,000,000                   ---
Deferred income taxes                             1,375,900               1,662,471
Deferred compensation                               388,129                 412,550
Other                                                28,217                   ---
                                                -----------             -----------
Total liabilities                                52,375,537              18,359,827

Stockholders' equity:
 Preferred stock; no par value
  20,000,000 shares authorized,
  none issued and outstanding                         ---                     ---
 Common stock; no par value; 75,000,000 shares
  authorized, 5,038,179 and 5,035,000 shares
  issued and outstanding, respectively           28,201,753              28,184,228
 Accumulated deficit                             (3,533,846)             (2,979,615)
                                                -----------             -----------
Total stockholders' equity                       24,667,907              25,204,613
                                                -----------             -----------

Total liabilities and stockholders'
  equity                                        $77,043,444             $43,564,440
                                                ===========             ===========

See accompanying notes.

                         Sterling House Corporation
                   Consolidated Statements of Operations
                                  (Unaudited)
                                              Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                              1996          1995            1996           1995
                                          ________________________       _________________________
Revenues:
 Residence rental                        $4,178,890      $390,560       $9,933,366       $687,764
 Development fees affiliates:                  ---         67,699            ---          235,972
 Initial franchise and royalty fees:
  Affiliates                                 14,807        83,427           43,633        151,230
  Other                                      46,570         7,366           98,267         85,477
 Management and service fees:
  Affiliates                                  ---          95,520            ---          233,982
  Other                                      12,527        56,266           65,493        111,675
 Construction services:
  Affiliates                                  ---          85,243            ---          213,131
  Other                                      46,887       198,900          110,010        497,306
                                          ---------      ----------     ----------     ----------
Total revenue                             4,299,681       984,981       10,250,769      2,216,537

Operating expenses:
 Residence operating expenses             2,906,799       270,067        6,703,358        472,329
 General and administrative                 708,356       463,650        1,899,639      1,281,045
 Construction costs                          16,839       182,239           45,084        544,305
 Building rental                            829,231         ---          1,944,754          ---
 Depreciation and amortization              306,604        92,460          777,483        184,718
 Equity in net loss from investments
  in unconsolidated affiliates                ---          87,196            ---          239,236
                                          ----------     ----------     ----------     ----------
Total operating expenses                  4,767,829     1,095,612       11,370,318      2,721,633

Loss from operations                       (468,148)     (110,631)      (1,119,549)      (505,096)

Other income (expenses):
 Interest income                            353,788         2,944          888,050          8,286
 Interest expense                          (252,515)     (115,874)        (585,315)      (192,095)
 Minority interest in
  loss of subsidiaries                        ---         (15,316)           ---           (9,742)
 Other                                       (3,733)       (1,653)         (23,990)        12,241
                                          ----------     ----------     ----------     ----------
Total other income (expense)                 97,540      (129,899)         278,745       (181,310)
                                          ----------     ----------     ----------     ----------
Loss before income taxes                   (370,608)     (240,530)        (840,804)      (686,406)
                                          ----------     ----------     ----------     ----------
Benefit for income taxes                    147,286         ---            286,571          ---
                                          ----------     ----------     ----------     ----------
Net loss                                  $(223,322)    $(240,530)       $(554,233)     $(686,406)
                                          ==========    ==========       =========     ==========
Net loss per common share                 $   (0.04)    $   (0.11)       $   (0.11)     $   (0.30)
                                          ==========    ==========       =========     ==========
Weighted average number of shares
 outstanding during the period            5,037,095     2,281,416        5,036,250      2,281,416
                                          ==========    ==========       =========     ==========

See accompanying notes.

                        Sterling House Corporation
                   Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                               Nine months ended
                                                                 September 30,
                                                          1996                   1995
                                                      __________________________________
Operating activities
Net loss                                              $(554,233)              $(686,406)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                         899,744                 184,718
  Amortized deferred financing costs                     29,957                   ---
  Deferred income taxes                                (286,571)                  ---
  Equity in net loss from investments in
   unconsolidated affiliates                              ---                   239,236
  Minority interest in loss of subsidiaries               ---                     9,742
  Gain on sale of assets                                  ---                    (4,750)
  Net change in operating assets and liabilities:
   Accounts receivable                                  214,481                 129,043
   Prerental costs                                   (1,272,106)               (129,406)
   Accrued expenses                                   1,278,321                  49,567
   Unearned rent and refundable deposits                 45,842                  65,585
   Accounts payable                                  (1,323,764)                522,405
   Deferred compensation                                (24,421)                  ---
   Other                                                404,520                 (73,654)
                                                    -----------               ---------
Net cash provided by (used in) operating activities    (588,230)                306,080

 Investing activities:
 Purchase of property and equipment                 (44,638,106)             (6,004,952)
 Proceeds from sale/leaseback transactions           20,288,617               1,592,529
 Proceeds from sale of property and equipment             ---                     7,500
 Acquisition of Abilene, net of cash acquired             ---                  (268,736)
 Investment in unconsolidated affiliates                  ---                   (37,440)
 Minority interest                                        ---                    42,246
 Other                                                 (774,453)                 (7,857)
                                                    -----------               ---------
Net cash used in investing activities               (25,123,942)             (4,676,710)

Financing Activities
  Net change in line of credit                            ---                   197,800
  Proceeds from short-term borrowings                 5,749,008                   ---
  Principal payments on short-term borrowings       (12,475,436)               (552,906)
  Principal payments on bonds, long-term debt
   and capital lease obligations                     (1,979,519)               (160,099)
  Convertible debt issued                            35,000,000                   ---
  Proceeds from issuance of long-term debt                ---                 5,256,060
  Expenditures for financing costs                   (1,602,000)               (311,911)
  Capital distributions to minority members               ---                   (60,298)
  Net change in bond reserve funds in trust            (211,165)                  ---
  Other                                                  17,525                (104,045)
                                                    -----------               ---------
Net cash provided by financing activities            24,498,413               4,264,601
                                                    -----------               ---------
Net decrease in cash                                 (1,213,759)               (106,029)
Cash at beginning of period                          17,396,355                 585,089
                                                    -----------               ---------
Cash at end of period                               $16,182,596                $479,060
                                                    ===========               =========

See accompanying notes.

                   STERLING HOUSE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  GENERAL
     The accompanying unaudited interim financial statements of Sterling House Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1995. The results of the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the entire year.

2)  ACCOUNTS RECEIVABLE
     Construction due from REITs receivables represents receivables from certain real estate investment trusts (the "REITs") for construction draws on residences that are being constructed by the Company for the REITs and
leased to the Company.   Such receivables represent unreimbursed
construction costs incurred by the Company during the construction phase. These costs will be reimbursed to the Company by the REITs throughout the construction phase of the residence, which is generally five to eight months. At September 30, 1996 and December 31, 1995, the balances for such receivables from the REITs totaled approximately $16,700,000 and $0, respectively. Trade receivables include residence billings, franchise fees, franchisee construction receivables, and other fee receivables which totaled approximately $190,000 at September 30, 1996 and $158,000 at December 31, 1995.

3)  ACQUISITIONS AND DISPOSITION OF ASSETS
     On February 29, 1996, the Company entered into a sale/leaseback transaction with Health Care REIT, Inc. ("HCRI") for its Bartlesville, Midwest City, Enid, Stillwater, and Shawnee, Oklahoma residences. The Company received approximately $7,400,000 for the five residences which had a book value at the date of the sale of approximately $7,600,000, resulting in a $200,000 loss which is being deferred and amortized over the initial term of the lease. The loss incurred in this transaction is due to the step-up in the basis of the assets as a result of the Reorganization

                   STERLING HOUSE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3)   ACQUISITIONS AND DISPOSITION OF ASSETS (CONT.)
Transaction as described in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 hereof. On April 18, 1996, the Company entered into another sale/leaseback transaction with HCRI for its Oklahoma City SW and Chickasha, Oklahoma residences. The Company received approximately $2,960,000 for the two residences resulting in a gain of approximately $334,000 which is also being deferred and amortized over the initial term of the lease. The terms of the transactions are similar to those as described under "Sales/Leaseback Agreement," in note 10 to the audited consolidated financial statements filed in the Company's 1995 Annual Report on Form 10-K, and also as described in Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, filed in the Company's 1995 Annual Report on Form 10-K. The annual lease expense to be borne by the Company under the terms of these agreements will total approximately $992,000.

     On March 26, 1996, the Company entered into an agreement with Meditrust to lease three assisted living residences previously owned by franchisees of the Company, as well as entering into sale/leaseback transactions for two Company-owned residences located in Wichita, Kansas and Bethany, Oklahoma. The total aggregate amount financed with Meditrust for the five residences was approximately $7,500,000. Concurrently with this transaction, the franchisees, Masters Associates, L.L.C., the owner of the Derby, Kansas residence, Hays Assisted Living, L.L.C., the owner of the Hays, Kansas residence, and Wellington Partners, L.L.C., the owner of the Wellington, Kansas residence, contemporaneously sold all of their assets (principly consisting of their real property, building, improvements, furniture and equipment) to Meditrust. The Company has reported this transaction on Forms 8-K dated March 26, 1996 (filed April 8, 1996) and 8-K/A dated March 26, 1996 (filed June 10, 1996). The lease terms for this agreement are similar to those described under Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources" reported herein. The annual lease expense to be incurred by the Company under the terms of the agreement will total approximately $952,000.

     On July 31, 1996 the Company purchased, from High Plains Senior Living, Inc. ("HPSLI"), the land, building, and other fixed assets of Woodland Terrace, a 45 unit retirement and assisted living residence located in Liberal, Kansas. The purchase was effective August 1, 1996 and the purchase price of approximately $2,200,000 was paid in cash and

                   STERLING HOUSE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3)   ACQUISITIONS AND DISPOSITION OF ASSETS (CONT.)
accounted for as a purchase. This acquisition was reported by the Company on Forms 8-K dated August 1, 1996 (filed August 12, 1996) and 8-K/A dated August 1, 1996 (filed October 15, 1996).

     The following supplemental pro forma information presents the combined results of operations of the Company and the franchised residences acquired through the Meditrust transaction and the residence acquired from HPSLI as though the acquisitions occurred at the beginning of the periods shown.

                                For the three months     For the nine months

                          					  ended September 30,      ended September 30,
                                 ____________________     ____________________

                                  1996        1995          1996        1995
                                  ____        ____          ____        ____

Revenues                      $4,632,298  $1,326,341   $10,946,209  $2,981,468
Net Loss                        (386,761)   (419,134)     (667,893) (1,179,375)
Net loss per common share          (0.08)      (0.18)        (0.13)      (0.52)
Weighted average number
 of shares of common
 stock outstanding             5,037,905   2,281,416     5,036,250   2,281,416

     These pro forma amounts represent the historical operating results of the acquired residences combined with those of the Company with appropriate adjustments which give effect to interest expense, depreciation and amortization, lease expense and intercompany balances. These pro forma amounts are not necessarily indicative of operating results which would have occurred if the acquisitions had occurred at the beginning of the periods presented.

4) CONVERTIBLE DEBT
     On May 23, 1996, the Company sold at par $35,000,000 of 6.75% convertible subordinated debentures due June 30, 2006. The debentures were sold in a private placement to selected entities which qualified as either "accredited investors" or as "qualified institutional buyers." The debentures, noncallable for three years, are convertible into shares of common stock of the Company at the conversion price of $22.42 per share, which equates in aggregate to approximately 1,561,106 shares.

     On November 1, 1996, the Company filed a Form S-3 Registration Statement with the SEC with respect to the debentures and the common stock issuable upon conversion of the debentures. The Company will not receive any of the proceeds from the sale of debentures or the underlying common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

     GENERAL. Through the first nine months of 1996, the Company has continued its efforts to expand its market share in the assisted living residence segment of the long-term care industry through development, construction, and acquisition of assisted living residences.

     On May 23, 1996, the Company increased its funds available for development, construction and acquisitions of assisted living residences by selling at par $35,000,000 of 6.75% convertible subordinated debentures due June 30, 2006 ("the Debentures"). The Debentures were sold in a private placement to selected entities which qualified as either "accredited investors" or as "qualified institutional buyers." The debentures, noncallable for three years, are convertible into shares of common stock of the Company at the conversion price of $22.42 per share, which equates in aggregate to approximately 1,561,106 shares. The Company intends to use the net proceeds of approximately $33,400,000 from the Debentures for the development and construction, and to a lesser extent, the acquisition of additional assisted living residences. On November 1, 1996, the Company filed a Form S-3 Registration Statement with the SEC with respect to the debentures and the common stock issuable upon conversion of the Debentures. The Company will not receive any of the proceeds from the sale of the Debentures or the underlying common stock.

     During the third quarter, the Company acquired the land, building, and other fixed assets of Woodland Terrace, a 45 unit retirement and assisted living residence located in Liberal, Kansas. This increased the number of Sterling House operating residences in Kansas to 14 containing 422 units and 1 additional residence containing 42 units under construction. The Company began operations in the State of Texas in the second quarter of 1996 and has now begun operations in the State of Florida by opening the Stuart and Vero Beach, Florida residences during the third quarter of 1996. The Company continued to expand its operations by opening two more Texas residences in Waxahachie and Texarkana, Texas and four Oklahoma residences in Muskogee, Claremore, Oklahoma City and Ada, Oklahoma.

     The acquisition and opening of the new residences brings the total number of residences open and operating at September 30, 1996 to 50, of which 41 are owned/leased by the Company and 9 are franchised or managed residences.

     The Company opened 8 residences containing 306 units during the three months ended September 30, 1996 and 20 residences containing 726 units during the nine months ended September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

     GENERAL (CONT.)

     The following table presents the number of owned/leased, managed or franchised residences and the number of residences under construction and under development, by state, as of September 30, 1996 and 1995.

                        Owned/       Managed/        Under            Under
                        Leased      Franchised    Construction      Development
Residences by State:  1996  1995    1996  1995     1996  1995       1996  1995
                      ----------    -----------   --------------    -------------
      Kansas           14    10       8     9        1     0          0     0
      Oklahoma         19     3       0     0        4     8          1     4
      Texas             6     0       0     0       17     0          2     0
      Florida           2     0       0     0        7     0         11     0
      Colorado          0     0       1     0        0     0          7     0
      Ohio              0     0       0     0        4     0          9     0
                       --    --      --    --       --    --         --    --
Total residences       41    13       9     9       33     8         30     4
                       ==    ==      ==    ==       ==    ==         ==    ==

Total units         1,372   384     346   315    1,309   268      1,294   136
                    =====   ===     ===   ===    =====   ===      =====   ===

      The Company plans to finance its development and construction of new residences primarily through the proceeds of the Debentures and through the use of financing agreements involving the sale and immediate lease of the land, building and equipment used at the residences.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

     GENERAL (CONT.)

     The following table sets forth the number of residences and units owned/leased or managed/franchised and the stabilized occupancy and private pay percentages as of December 31, 1993, 1994, and 1995 and September 30, 1995 and 1996.

                                    December 31,             September 30,
                                1993    1994   1995        1995       1996
                                ____________________        _______________
Residences (end of period)
 Owned/Leased(1)                   3       9      17          13         41
 Managed/Franchised                1       6      10           9          9
                                  --      --      --          --         --
Total                              4      15      27          22         50
                                  ==      ==      ==          ==         ==
Units (end of period)
 Owned/Leased                     73     250     516         384      1,372
 Managed/Franchised	              37     207     358         315        346
                                 ---     ---     ---         ---      -----
Total                            110     457     874         699      1,718
                                 ===     ===     ===         ===      =====
Stabilized Occupancy
 Percentage (2)                 100%     95%     96%         95%        96%
Units private pay               100%    100%    100%        100%       100%
Average monthly rent/unit(3)  $1,355  $1,505  $1,618      $1,564     $1,629

(1) Prior to the Reorganization Transaction, residences were owned by limited partnerships, limited liability companies, or a corporation.
(2) Stabilized occupancy percentage represents the occupancy at the periods presented and only includes those residences that have been operating in excess of nine months or that have reached an occupancy rate of 95%
(Does not include Managed/Franchised units).
(3) Does not include community fees.

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's S-1 Registration Statement dated October 26, 1995 and the Company's S-3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

     GENERAL (CONT.)

Registration Statement dated November 1, 1996, along with the information contained in the Company's 1995 Form 10-K, should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 and 1995
----------------------------------------------
     REVENUES. Total revenue for the three months ended September 30, 1996 increased to $4,300,000 compared to $985,000 for the three months ended September 30, 1995, an increase of $3,315,000 or 337%. This increase was primarily attributable to an increase of $3,788,000 in residence rentals as a result of the 330 rental units acquired in the Reorganization Transaction and the 988 new rental units that have been developed or acquired by the Company since September 30, 1995. Other revenues decreased $473,000 from $594,000 during the third quarter of 1995 to $121,000 during the third quarter of 1996. The overall decrease in other revenues is primarily due to the Company's efforts in further developing Company owned residences, primarily through new construction and acquisitions, and placing less emphasis on revenue from developing, managing and constructing franchise residences. The Company expects that franchise and royalty fees, which have historically produced higher margins, will continue to decline as a percentage of the Company's total revenue.

     RESIDENCE OPERATING EXPENSES. Residence operating expense increased to $2,907,000 for the three months ended September 30, 1996, compared to $270,000 for the three months ended September 30, 1995, an increase of $2,637,000 or 977%. The increase is attributable to the increase in residences as described above. During the three month period ended September 30, 1996, the Company has opened residences with an increased number of rental units, resulting in higher operating expenses, primarily property expenses, during the stabilization period of these residences. Included in residence operating expenses are general and administrative overhead charges for each residence equal to 2% of their residence rental revenue and a $500 per month internal bookkeeping charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS (CONT.)
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $708,000 in the third quarter of 1996 from $464,000 during the same period last year, an increase of $244,000 or 53%. The increase is primarily attributable to the increase in payroll costs and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and growing development program. Other increases came in the areas of marketing, advertising, professional fees, and other expenses related to being a publicly traded company.

     COST OF CONSTRUCTION SERVICES. Cost of construction services decreased to $17,000 from $182,000 during the same period in 1995. The decrease was attributable to a decrease in such services to franchisees.

     BUILDING RENTALS.  Building rental increased to $829,000 in the third
quarter of 1996, up from $0 during the same period in 1995.   Such costs
reflect the operating leases entered into during the fourth quarter of 1995 and additional operating leases entered into during the first three
quarters of 1996.   The Company had 5 residences under such operating
leases at the end of 1995, and entered into an additional 24 operating leases during the first three quarters of 1996 making a total of 29 residences currently operating under an operating lease agreement.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $307,000 for the three months ended September 30, 1996, compared to $92,000 for the three months ended September 30, 1995, an increase of $214,000 or 230%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $181,0000 for the three months ended September 30, 1996, compared to $18,000 for the three months ended September 30, 1995, an increase of $163,000. Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the residence for rent. These prerental costs are amortized over a 12 month period commencing the month the residence opens. Prerental costs (net of amortization) was approximately $1,144,000 at September 30, 1996, compared to approximately $242,000 at September 30, 1995, an increase of approximately $902,000 or 373%. The increase in prerental costs is primarily attributable to two factors: first, the Company opened 20 residences during the first nine months of 1996 compared to two residences opened in the first nine months of 1995, an increase of 18 residences; second, the Company has experienced higher

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS (CONT.)
prerental costs on a per residence basis as it has begun operations in the markets of Florida and Texas. In the first nine months of 1996, the Company incurred prerental costs averaging approximately $52,000 per residence, which represents a significant increase over expenditures incurred per residence during the same period in 1995. Management anticipates that prerental costs per residence will continue to be higher than the amounts incurred in 1995, as a result of the higher costs in the new markets the Company is entering, and that the amortization of these prerental costs will continue to impact the Company's results of operations.

     Depreciation and other amortization expense was $126,000 for the three months ended September 30, 1996, compared to $74,000 for the three months ended September 30, 1995, an increase of $42,000 or 70%. The increase is attributable to the residences acquired in the Reorganization Transaction and the depreciation related to the property and equipment acquired since September 30, 1995.

     EQUITY IN NET LOSS FROM INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in net loss from investments in unconsolidated affiliates decreased to $0 in the third quarter of 1996 from $87,000 during the third quarter of 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

     INTEREST INCOME. Interest income increased to $354,000 during the third quarter of 1996 up from $3,000 during the third quarter of 1995. The increase was attributable to the temporary investment of the remaining public offering proceeds and the proceeds from the Debentures invested in U.S. Treasury Securities.

     INTEREST EXPENSE. Interest expense increased to $253,000 during the third quarter of 1996, up from $116,000 during the third quarter of 1995. The increase was attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the interest incurred relating to the Debentures.

     INCOME TAXES. In the third quarter of 1996, the Company recorded a tax benefit of $147,000 compared to $0 during the same period in 1995. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION(CONT.)

RESULTS OF OPERATIONS (CONT.)
acquisition under the purchase method of accounting, and, as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods. During the third quarter of 1995, no tax benefit was received for the losses incurred because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

Nine months ended September 30, 1996 and 1995
---------------------------------------------

     REVENUES. The Company's total revenue for the nine months ended September 30, 1996, was $10,251,000 compared to $2,217,000 for the same period in 1995, an increase of $8,034,000 or 362%. This increase is primarily attributable to an increase of $9,246,000 in residence rentals as a result of the 330 rental units, acquired in the Reorganization Transaction and the 988 new rental units, that have been developed and acquired by the Company since September 30, 1995. The overall decrease in other revenues is primarily due to the Company's efforts to rapidly develop Company owned residences, primarily through new construction and acquisitions, and the Company's decreasing emphasis on revenue from developing, managing, and constructing franchise residences. The Company expects that franchise and royalty fees, which have historically produced higher margins, will continue to decline as a percentage of the Company's total revenue.

     RESIDENCE OPERATING EXPENSES. Residence operating expense increased to $6,703,000 for the nine months ended September 30, 1996, compared to $472,000 for the nine months ended September 30, 1995, an increase of $6,231,000 or 1320%. The increase is attributable to the increase in residences as described above. During the nine month period ended September 30, 1996, the Company has opened residences with an increased number of rental units, resulting in higher operating expenses, primarily property expenses, during the stabilization period of these residences. Included in residence operating expenses are general and administrative overhead charges for each residence equal to 2% of their residence rental revenue and a $500 per month internal bookkeeping charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS (CONT.)
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,900,000 in the first nine months of 1996 from $1,281,000 during the same period last year, an increase of $619,000 or 48%. The increase is primarily attributable to the increase in payroll costs and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and growing development program. Other increases came in the areas of marketing, advertising, professional fees, and other expenses related to being a publicly traded company.

     COST OF CONSTRUCTION SERVICES. Cost of construction services decreased to $45,000 from $544,000 during the same period in 1995. The decrease is attributable to a decrease in such services to franchisees.

     BUILDING RENTALS. Building rental increased to $1,945,000 in the first nine months of 1996, up from $0 during the same period in 1995.
Such costs reflect the operating leases entered into during the third and fourth quarters of 1995 and additional operating leases entered into during the first nine months of 1996. The Company had 5 residences under such operating leases at the end of 1995, and entered into an additional 24 operating leases during the first nine months of 1996, resulting in a total of 29 residences currently operating under an operating lease agreement.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $777,000 for the nine months ended September 30, 1996, compared to $185,000 for the nine months ended September 30, 1995, an increase of $592,000 or 320%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $370,000 for the nine months ended September 30, 1996, compared to $27,000 for the nine months ended September 30, 1995, an increase of $343,000. Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the residence for rent. These prerental costs are amortized over a 12 month period commencing in the month the residence opens. Prerental costs net of amortization) was approximately $1,144,000 at September 30, 1996, compared to approximately $242,000 at September 30, 1995, an increase of approximately $902,000 or 373%. The increase in prerental costs is primarily attributable to two factors. The Company opened 20 residences during the first nine months of 1996 compared to two residences opened in the first nine months of 1995, an increase of 18 residences. In addition, the Company has experienced higher prerental

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS (CONT.)
costs on a per residence basis as it has begun operations in the markets of Florida and In the first nine months of 1996, the Company incurred prerental costs averaging approximately $52,000 per residence, which represents a significant increase over expenditures incurred per residence during the same period in 1995. Management anticipates that prerental costs per residence will continue to be higher than the amounts incurred in 1995, as a result of the higher costs in the new markets the Company is entering, and that the amortization of these prerental costs will continue to impact the Company's results of operations.

    Depreciation and other amortization expense was $407,000 for the nine months ended September 30, 1996, compared to $158,000 for the nine months ended September 30, 1995, an increase of $250,000 or 158%. The increase is attributable to the residences acquired in the Reorganization Transaction and the depreciation related to the property and equipment acquired since September 30, 1995.

    EQUITY IN NET LOSS FROM INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Equity in net loss from investments in unconsolidated affiliates decreased to $0 in the first nine months of 1996 from $239,000 during the first nine months of 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

     INTEREST INCOME. Interest income increased to $888,000 during the first nine months of 1996 up from $8,000 during the first nine months of 1995. The increase is attributable to the temporary investment of the remaining public offering proceeds and the proceeds from the Debentures invested in U.S. Treasury Securities.

     INTEREST EXPENSE. Interest expense increased to $585,000 during the first nine months of 1996, up from $192,000 during the first nine months of 1995. The increase is attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the interest incurred relating to the Debentures.

     INCOME TAXES. In the first nine months of 1996, the Company recorded a tax benefit of $287,000 compared to $0 during the same period in 1995. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and, as required by

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

RESULT OF OPERATIONS (CONT.)
FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods. During the first nine months of 1995, no tax benefit was received for the losses incurred because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1996 was approximately $24,102,000, an increase of $14,884,000 from $9,218,000 at December 31, 1995. Net cash used in operating activities totaled $588,000 which was primarily due to the prerental costs and higher operating expenses during the stabilization period associated with the development and opening of new residences. Net cash used in investing activities was $25,124,000, resulting primarily from the addition of $44,638,000 in property and equipment and offsetting proceeds of $20,289,000 from sale/leaseback transactions during the first nine months of 1996. Net cash provided from financing activities totaled $24,498,000 which was primarily the result of paying off the debt associated with the residences that were sold during the year and the net proceeds of approximately $33,400,000 received from the issuance of the Debentures.

     The Company continues to utilize sale/leaseback transactions with REITs as a primary source of financing the development, construction and, to a lesser extent, acquisitions of assisted living residences. The initial terms of the leases vary from 10 to 15 years and the rates vary from 3.25% to 3.75% over the ten year U.S. Treasury Notes prevailing at the time of each transaction. The minimum lease payments will increase each year based on the increase in the Consumer Price Index from the previous year. The Company entered into two additional agreements with REITs during the third quarter of 1996. On August 13, 1996, the Company signed an additional commitment with LTC Properties, Inc. for $20,000,000 of additional sale/leaseback financing. The other commitment was signed on September 25, 1996, with Nationwide Health Properties, Inc., ("NHP") for $50,000,000 in sale/leaseback financing. The terms of both agreements are similar to those described above. The commitment with NHP is contingent upon the Company selling four residences to NHP by November 29, 1996. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)
Company plans to make every effort necessary to accomplish this and believes the residences will be sold by that date. On October 31, 1996, the Company had commitments with four REITs to sell and leaseback assisted living residences during the remainder of 1996 and through 1997. These commitments totaled $172,800,000 in available sale/leaseback financing.

     As of September 30, 1996, the Company had invested cash balances in U.S. Treasury Securities. Capital expenditures are estimated to total approximately $30,000,000 for the remaining months in 1996.

     The Company believes that funds available from existing working capital and sale/leaseback financing commitments, will provide adequate capital to fund the Company's existing debt service and its development, construction and, to a lessor extent, acquisition of additional assisted living residences over the next 12 months, including, as a part of its overall development plan, the 33 residences under construction and the 30 residences to be developed on the sites for which the Company has purchase contracts. However, additional financing may be necessary in order to meet the Company's development plan if such plan is modified or if certain assumptions of the development plan prove to be inaccurate.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 24, 1996, the following individuals were elected to the Board of Directors until the 1999 Annual Meeting of Stockholders:

                                   Votes for     Votes Withheld
                                   ---------     --------------
     Diana M. Laing                4,470,706           100
     Ronald L. Mercer              4,470,706           100

     The terms of Dr. D. Ray Cook and Mr. Michael F. Bushee as Directors of the Company continued after the meeting and will expire at the 1997 Annual Meeting of Stockholders. The terms of Messrs. Timothy J. Buchanan and Steven L. Vick as Directors of the Company continued after the meeting and will expire at the 1998 Annual Meeting of Stockholders.

     The following proposal was approved at the Company's Annual Meeting:

                                Affirmative    Negative        Votes
                                   Votes         Votes        Withheld
                                -----------    --------       --------
1.  Ratify the appointment of
     Ernst & Young LLP as
     independent auditors for
     the fiscal year ending
     December 31, 1996.           4,470,506        300           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  Exhibits

      See Index to Exhibits

  B.  Reports on Form 8-K

      During the first three quarters of 1996, the Company filed the following reports on Form 8-K:

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


      The following Sterling House Corporation unaudited pro forma financial information was filed:
              Pro Forma Consolidated Balance Sheet at December 31, 1995 Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995
              Notes to Pro Forma Consolidated Financial Statements

     (ii)  Current Report on Form 8-K dated May 23, 1996 (filed June 10,
           1996), reporting that the Company sold at par $35,000,000 of 6.75% convertible subordinated debentures due June 30, 2006.

    (iii)  Current Report on Form 8-K dated August 1, 1996 (filed
           August 12, 1996) reporting the acquisition of Woodland Terrace.

     (iv) Current Report on Form 8-K/A dated August 1, 1996 (filed October 15, 1996) reporting information required to be reported under Item 7(a) Financial Statements, Pro Forma Financial Information and Exhibits.

     The following financial statements of High Plains Senior Living, Inc. were filed:
               Report of Independent Auditors
               Balance Sheets as of December 31, 1995 and 1994 and
                 (Unaudited) as of June 30, 1996
               Statements of Revenues, Expenses, and Changes in
                 Unrestricted Net Deficit for the Years Ended December 31, 1995 and 1994 and (Unaudited) for the Six Months Ended June 30, 1996 and 1995
               Statements of Cash Flows for the Years Ended December 31, 1995 and 1994 and (Unaudited) for the Six Months Ended
               June 30, 1996 and 1995
               Notes to Financial Statements

      The following Sterling House Corporation unaudited pro forma information was filed:
               Pro Forma Consolidated Balance Sheet at June 30, 1996
               Pro Forma Consolidated Statement of Operations for the Six
                 Months Ended June 30, 1996
               Notes to Pro Forma Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 1996




                                         STERLING HOUSE CORPORATION
                                            (Registrant)
                                         /s/Timothy J. Buchanan

                                         -----------------------
                                            Timothy J. Buchanan
                                         Chief Executive Officer



                                          /s/R. Gail Knott

                                          -----------------
                                             R. Gail Knott
                                          Chief Financial Officer

                    STERLING HOUSE CORPORATION

                         INDEX TO EXHIBITS
Exhibit
Number  Description
--------------------------------------------------------------------------

 10.1 Letter of Agreement, dated August 13, 1996, by and between Sterling House Corporation and LTC Properties, Inc.

 10.2 Letter of Agreement, dated September 25, 1996, by and between Sterling House Corporation and Nationwide Health Properties, Inc.

 10.3 Amendment to Letter of Agreement, dated November 12, 1996, by and between Sterling House Corporation and Nationwide Health
        Properties, Inc.

 27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

EXHIBIT 10.1

                                                             August 13, 1996


Sterling House Corporation
453 S. Webb Rd. #500
Wichita KS 67207

Attention:  Mr. Steven Vick, President

        RE:  AGREEMENT TO PURCHASE AND LEASE ASSISTED LIVING RESIDENCES

Dear Steven:

           LTC Properties, Inc. ("LTC") is pleased to advise you that LTC agrees, either itself or through its designee, and subject to the parameters outlined in this letter and approval of LTC's Board of Directors, to enter into a sale/leaseback transaction with Sterling House Corporation ("Sterling") with respect to a yet to be determined number of Properties improved with assisted living facilities for a total purchase price of $20 million.

           As we have previously discussed, Sterling will sell and assign all of its right, title and interest in and to all real and personal property and fixtures comprising the Properties to LTC, and LTC or its designee will purchase the Properties from Sterling and will lease the Properties back to Sterling, all upon the following terms and conditions:

           1. PURCHASE PRICE. LTC shall pay Sterling a total purchase price of Twenty Million Dollars ($20,000,000.00).

The purchase price shall be paid in all cash at closing with respect to each Property.

           2. CONTINGENCIES.

              (a) LTC's obligation to purchase the Properties and to consummate the transactions contemplated in this commitment letter shall be expressly contingent upon each of the following:

                      (I) the state of title to each of the Properties must be acceptable to LTC in LTC's reasonable discretion, and LTC shall have received an ALTA Owner's Policy of Title Insurance - Extended Coverage - for each Property issued by Chicago Title Insurance Company showing the fee interest in each Property vested in LTC subject only to those exceptions specifically agreed to in writing by LTC, and containing those endorsements reasonably required by LTC;

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 2

           (ii) LTC shall have received an ALTA/ACSM Land Title Survey of each Property and the improvements located thereon prepared by a professional land surveyor entirely satisfactory to LTC and dated after substantial completion of the construction for the facility on each Property, which survey shall be certified to LTC and Chicago Title Insurance Company with the following language:

"This is to certify that this map or plat and the survey on which it is based were made (i) in accordance with "Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys," jointly established and adopted by ALTA and ACSM in 1992, and includes all items in Table A thereof; and (ii) pursuant to the Accuracy Standards (as adopted by ALTA and ACSM and in effect on the date of this certification) of an Urban Survey."

In addition, the record legal description of each Property must appear on the survey of that Property, and any record easements or servitudes and covenants affecting each Property must be plotted thereon;

      (iii) LTC shall have received a Phase I environmental assessment of each of the Properties in form and content, and performed by an environmental consultant, entirely acceptable to LTC;

      (iv) LTC shall have received a UCC lien search dated after the date of substantial completion of the facility on each Property evidencing that no liens exist as to the personal property located on each Property other than those liens previously approved in writing by LTC;

      (v) LTC shall be satisfied with the physical condition of the assisted living facilities located on the Properties based on a physical inspection of each Property by LTC;

      (vi) LTC shall have received evidence acceptable to LTC that each of the Properties is properly zoned for use as an assisted living facility;

      (vii) LTC shall have received a corporate resolution of Sterling's board of directors authorizing Sterling to entering into, deliver and perform all of the documents and instruments necessary to effect the sale leaseback transaction contemplated in this commitment letter;

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 3


       (viii) LTC shall have received a copy of the certificate of occupancy with respect to each Property and a copy of Sterling's license to operate the assisted living facility located on each Property as a fully-licensed assisted living facility in the State of Oklahoma or Texas, as applicable, and having not less than the numbers of units set forth for each facility on page 1 hereof; and

       (ix) LTC, at its option, shall have conducted with respect to each Property, and be satisfied with the results of, such other standard due diligence as is customarily performed by LTC in connection with the acquisition of a fee interest in a property improved with an assisted living facility.

           3. TERM. Sterling and LTC contemplate that LTC will acquire each of the Properties, and lease them back to Sterling, at such time as the construction of the assisted living facility on each Property is completed, the certificate of occupancy and operator's license with respect thereto issued and all other pre-conditions to closing have been met with respect to said Property. As a result, the parties anticipate that the Properties may not all be acquired by LTC at one time, and Sterling's obligation to pay Minimum Rent and other charges under each lease will commence concurrently with LTC's acquisition of the Property to which the lease relates. Notwithstanding the fact that Sterling's rental obligations under the leases of the Properties may commence on different dates, it is LTC's specific intention that the initial term of each lease will terminate on December 31, 2007. Sterling shall have two consecutive five-year options to extend the term of ALL of the leases; that is, Sterling shall only have the option to extend the term of any of the leases so long as Sterling exercises its option to extend the term of all of the leases.

         4. MINIMUM RENT. The initial annual Minimum Rent for the first year of each lease shall be an amount equal to the total purchase price paid by LTC (or its designee) for each Property (the "Purchase Price") multiplied by a fraction, the numerator of which is 3.30 plus the interest rate on the ten-year Treasury Security as of the second business day prior to closing, and the denominator of which is 100. Sterling shall pay an amount equal to one-twelfth (1/12) of the annual Minimum Rent applicable to each Property on the first day of each and every month during the term of the leases without demand, abatement, set-off or notice. Commencing on the first anniversary of the rent commencement date for the first lease to commence (the "Anniversary Date"), and continuing thereafter on each subsequent Anniversary Date during the initial term and each option term of the leases, the Minimum Rent applicable of the leases shall be increased by the same terms of the Amendment to Lease dated June 25, 1996 (see copy attached).

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 4


           5. RENT DURING OPTION PERIODS. The initial Minimum Rent for each of the option terms shall be the higher of: (i) the previous year's Minimum Rent amount increased by two percent (2%); or (ii) the fair market value rent as determined by independent appraisal process.

           6. TRIPLE NET LEASE. Sterling shall be responsible for all costs associated with the operation of the assisted living facilities located on the Properties, including, but not limited to, property and other taxes, utilities, insurance premiums and costs to maintain the assisted living residences in good condition and repair, reasonable wear and tear excepted (collectively "Additional Charges"). Taxes shall include any and all taxes of any kind associated with the real or personal property constituting the assisted living facilities, including, but not limited to, taxes attributable to any period prior to acquisition of the Properties by LTC (or its designee) with the exception of any transfer taxes owing in connection with any subsequent transfer of any of the properties by LTC to a third party.

           7. REPAIR AND MAINTENANCE. Sterling shall be responsible for completing any and all work necessary to maintain each assisted living facility located on the Properties as an assisted living residence in good condition and repair, reasonable wear and tear excepted. In addition, at Sterling's sole cost and expense, Sterling shall complete all applications, give all notices and obtain and maintain all licenses, permits and approvals necessary or desirable to allow Sterling to operate the assisted living facilities located on the Properties in accordance with all legal and regulatory requirements.

           8. CROSS-DEFAULT. Each lease with respect to a Property shall be cross-defaulted with each of the other leases of the Properties such that any default under any one lease shall constitute a default under each other lease. In the event that Sterling shall, for any reason whatsoever, fail to satisfy all of the conditions precedent to LTC's obligations under this commitment letter with respect to any one or more of the Properties, then, in addition to, and not in lieu of, any and all other rights and remedies which LTC may have under this commitment letter or otherwise at law or equity, LTC shall have the right, among other things, to require Sterling to enter into a sale-leaseback transaction with LTC with respect to one or more substitute assisted living properties of like size, quality and location as the original Properties, and the leases for the substitute properties shall be cross-defaulted with the leases of each of the original Properties with respect to which Sterling did satisfy the conditions precedent set forth herein, such that, there shall be a total of not less than five (5) cross-defaulted leases as a result of said substitutions.

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 5


           9. INDEMNITY. Sterling shall fully indemnify and hold LTC harmless from and against any and all costs, losses, expenses, judgments, claims, fees (including reasonable attorneys' fees and costs) or damages of any kind or nature whatsoever arising from or relating to the assisted living facilities located on the Properties and the operation thereof, including, without limitation, all matters relating to (i) the presence of hazardous substances located on the Properties, (ii) compliance with or failure to comply with the provisions of the federal Americans with Disabilities Act,
(iii) compliance with or failure to comply with the provisions of the Fair Housing Amendments Act of 1988; (iv) compliance with or failure to comply with the provisions of Section 8 of the United States Housing Act of 1937, as amended, and any and all other matters whatsoever relating to the Properties, the assisted living facilities located thereon and the operation thereof. Sterling's indemnification obligations set forth in this Paragraph shall survive the expiration or termination for any reason of this commitment letter.

           10. ASSIGNMENT AND SUBLETTING. Sterling shall not be entitled to sublet or assign any one or more of the leases without the prior written consent of LTC.

           11. CLOSING COSTS. Concurrently with the closing of LTC's purchase of each of the Properties, Sterling shall pay out of the proceeds of the closing any and all closing costs in connection with the closing, including but not limited to all of LTC's attorneys' fees (which shall be Seventy-Five Thousand Dollars ($75,000.00) for the entire transaction contemplated in this commitment letter) and attorneys' expenses, recording fees, title fees, state and local transfer, mortgage or excise taxes in connection with the transfer of title, LTC's out-of-pocket costs in connection with the transaction and any and all other fees and costs in any way associated with LTC's purchase of the fee interest in each Property, and the leases between LTC and Sterling with respect to the Properties.

           12. PHYSICAL INSPECTION. As a precondition to LTC's obligations under this commitment letter, LTC shall have the right to conduct a physical inspection of each assisted living facility on each Property, and LTC must be satisfied with the physical condition of each of the Properties after completion of the construction of the assisted living facilities thereon, in LTC's reasonable discretion.

           13. GOVERNING LAW. This commitment letter shall be governed by and interpreted under the internal laws of the State of California without resort to choice of law principles.

           14. COMMITMENT FEE. Upon acceptance of this commitment, Sterling shall pay a commitment fee to LTC in the sum of one and one-third percent (1.333%) or Two Hundred Sixty Six Thousand, Six Hundred Sixty-Seven Dollars ($266,667.00) relating to the purchase and leaseback of the Properties, said commitment fee amount to be paid at the acceptance of this commitment and to be fully refunded after the closing of the $20 million transaction

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 6


contemplated by this agreement. SINCE IT WOULD BE IMPRACTICAL AND EXTREMELY DIFFICULT TO FIX THE ACTUAL DAMAGES WHICH WOULD BE SUFFERED BY LTC IN THE EVENT STERLING FAILS FOR ANY REASON TO CLOSE THE TRANSACTION CONTEMPLATED IN THIS COMMITMENT LETTER BY DECEMBER 31, 1997, THEN IN SUCH EVENT, BORROWER'S DEPOSIT OF TWO HUNDRED SIXTY SIX THOUSAND, SIX HUNDRED SIXTY SEVEN DOLLARS ($266,667.00) SHALL BE RETAINED BY LTC AS LIQUIDATED DAMAGES FOR THE TIME, EFFORT AND EXPENSES INCURRED BY LTC IN CONNECTION WITH THE TRANSACTION, AND STERLING SHALL ALSO BE OBLIGATED TO PAY LTC'S COUNSEL LEGAL EXPENSES IN CONNECTION WITH THE LOAN OF UP TO SEVENTY-FIVE THOUSAND DOLLARS ($75,000.00).

   IN THE EVENT THAT LTC FAILS TO CLOSE THE TRANSACTION ACTION CONTEMPLATED
IN THIS COMMITMENT LETTER UPON TERMS CONSISTENT WITH THOSE PROVIDED HEREIN, AS A SOLE RESULT OF LTC'S BREACH OF ITS OBLIGATIONS HEREUNDER, THE SOLE OBLIGATION OF LTC SHALL BE TO REFUND THE TWO HUNDRED SIXTY SIX THOUSAND, SIX HUNDRED SIXTY SEVEN DOLLARS ($266,667.00) COMMITMENT FEE, AND LTC SHALL THEREAFTER HAVE NO FURTHER OBLIGATIONS OR LIABILITIES TO STERLING OF ANY KIND OR NATURE WHATSOEVER.

 initials:  LTC Properties, Inc. -----  Sterling House Corporation ----

           15. BORROWER'S ACCEPTANCE. Sterling must indicate its acceptance of the terms and conditions of this commitment by affixing its signature below. Unless LTC receives this accepted commitment in its Oxnard, California office on or prior to the fifth (5th) business day following the date of this letter, the terms hereof shall be null and void, and LTC shall not have any obligations or liabilities to Sterling of any kind or nature whatsoever. This commitment shall become effective only upon acceptance by LTC evidenced by the affixation of LTC's signature hereto.

           16. NO FINANCIAL RATIO COVENANTS. The leases of the Properties shall not contain any covenants by Sterling regarding the existence or maintenance of any financial ratios (e.g. cash flow coverage ratios, etc.) with respect to the Properties or the assisted living facilities located thereon.

           17. FACSIMILE EXECUTION BINDING. The parties hereto specifically agree that this commitment letter may be executed by facsimile, and that facsimile signatures hereon shall be binding on the parties hereto as though they were original signatures.

Mr. Steven Vick, President
Sterling House Corporation
August 13, 1996
Page 7


           18. SURVIVAL. Other than as specifically set forth above in Paragraph 10 hereof, this commitment letter shall survive, and the covenants, conditions and terms set forth herein shall continue, until the earlier of
(i) December 31, 1997, at which time this commitment letter shall expire unless extended by a writing executed by both parties hereto, or (ii) the date on which the sale of all of the Properties to LTC and the leases of all of the Properties from LTC to Sterling has been consummated.

   Please understand that, subject to the contingencies set forth above, this letter constitutes the commitment of Sterling and LTC to enter into the sale-leaseback transaction described herein on the terms set forth above.

   Upon receipt of your original signature on this letter, LTC will immediately instruct counsel to prepare draft documents to evidence the transaction contemplated in this letter agreement.

                                             Very truly yours,


                                         LTC PROPERTIES, INC.,
                                         a Maryland corporation



                                         WILLIAM McBRIDE III,
                                         President and Chief Operating Officer
READ AND AGREED:

STERLING HOUSE CORPORATION

By:  --------------------------------------------

Its:  ---------------------------------------------

                                                  AMENDMENT TO LEASE



           THIS AMENDMENT TO LEASE (this "Amendment") is made as of the ----- day of June, 1996, by and between KANSAS-LTC CORPORATION, formerly known as Coronado Corporation, a Delaware corporation, herein called "Lessor," and STERLING HOUSE CORPORATION, a Kansas corporation, herein called "Lessee," subject to the terms, conditions and contingencies set forth below.

                                RECITALS

           A. Lessor and Lessee entered into that certain Lease, dated as of December 22, 1995, whereby Original Lessor leased to Lessee that certain real property located in Dodge City, Kansas, and the improvements located thereon consisting of a 35-unit assisted living facility commonly known as the "Sterling House," as more specifically described in the Lease.

           B. Lessor and Lessee desire to amend the Lease subject to the terms and conditions set forth herein.

    NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee agree as follows:

           1. ANNUAL ESCALATION OF MINIMUM RENT. Paragraph 3.1(c) of this Lease is hereby deleted in its entirety and replaced with the following:

              "(c)     ANNUAL ESCALATION OF MINIMUM RENT.  Commencing on
January 1, 1997 continuing on each subsequent January 1 during the Term, the Minimum Rent (irrespective of any prorations made pursuant to Paragraph 3.1(a) of this Lease) shall increase to an amount equal to the Minimum Rent for the immediately preceding Lease Year multiplied by a fraction, the numerator of which shall be the C.P.I. (defined below) for January 1 of the Lease Year then in effect, and the denominator of which shall be the C.P.I. for January 1 of the immediately preceding Lease Year; provided, however, that the product of said multiplication shall not result in an increase of the Minimum Rent by more than two percent (2%) per year on a cumulative basis ("Annual Multiplier"). If, however, the Annual Multiplier is less than two percent (2%) in any Lease Year (a "Less Than 2% Lease Year"), then at such time as the Annual Multiplier is determined for subsequent Lease Years, the Minimum Rent for each Less Than 2% Lease Year shall be retroactively recalculated such that subsequent Annual Multipliers (whether less than or greater than 2%) shall be first applied to increase the Annual Multiplier for each Less Than 2% Lease Year to an amount up to, but not greater than, 2%, with such recalculations to be made in chronological order beginning with the earliest Less Than 2% Lease Year and continuing, so long as there is Annual Multiplier remaining, until recalculations have been made with respect to all Less Than 2% Lease Years. After each such recalculation has been made, the shortfall in the Minimum Rent for the newly recalculated Less Than 2% Lease Years shall be billed to Lessee and Lessee shall pay such shortfall amount to Lessor together with the next payment of Minimum Rent otherwise coming due hereunder. Such recalculations and shortfall billings shall be made in each Lease Year where there remain prior Less
Than 2% Lease Years which have not yet been recalculated to 2%. For purposes of example only, if the initial Minimum Rent equals $939,120, and if (a) the C.P.I. increased 1.5% as of January 1, 1997, the Minimum Rent would increase to $953,207; (b) the C.P.I. increased 1.5% as of January 1, 1998, the Minimum Rent as of January 1, 1998 would increase to $967,505; (c) the C.P.I. increased 6% as of January 1, 1999, the Minimum Rent as of January 1, 1999 would increase to $996,602, which is the Minimum Rent increased by 2% per year for three years (i.e. the average annual increases have been 3% (1.5% + 1.5% + 6% for three years, respectively) subject to the 2% annual limitation), and the total shortfall amount to be billed to Lessee would be $4,695 for Lease Year 1997 and $9,555 for Lease Year 1998. "C.P.I." shall mean and refer to the Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor, U.S. Cities Average, All Items (1982-84=100); provided that if compilation of the C.P.I. is discontinued or transferred to any other governmental department or bureau, then the index most nearly the same as the C.P.I. shall be used. If Lessor is unable to determine the C.P.I. by January 1 of any Lease Year, Lessee shall continue to pay the Minimum Rent at the rate paid for the immediately prior Lease Year, and once the C.P.I. for January 1 of such Lease Year is published, the new Minimum Rent (as increased by the Annual Multiplier) shall be effective retroactively as of the first day of such Lease Year and the aggregate amount of any additional Minimum Rent shall be paid by Lessee promptly after written notice thereof from Lessor (but not later than the date of the next monthly installment of Minimum Rent, unless the next installment falls due within five (5) days after Lessor's notice, in which case not later than the date of the second next monthly installment of Minimum Rent). No delay by Lessor in providing notice of any such increase in Minimum Rent shall be deemed a waiver of Lessor's right to increase the Minimum Rent as provided hereunder."


           2. MISCELLANEOUS.

              2.1 Except as set forth in this Amendment, the Lease (as assigned) shall remain as originally stated and the terms and provisions of the Lease (as assigned) are hereby ratified and affirmed.

EXHIBIT 10.2
September 25, 1996



Mr. Steven L. Vick
President
Sterling Home Corporation
453 S. Webb Road, Suite 500
Wichita, KS 67207

Dear Steven:

The purpose of this letter is to propose that Nationwide Health Properties, Inc. ("Nationwide") provide financing (the "Transaction" or "Transactions") for approximately 25 completed assisted living facilities (collectively "Properties" or individually "Property"). This financing would be in the form of the acquisition/leases. Based on the information available to us and subject to the conditions precedent contained in this letter, Nationwide is prepared to enter into the Transaction under the following salient terms.

PRIOR APPROVAL
Each Property will be subject to prior approval by Nationwide in its sole discretion as to site, land acquisition costs, plans, budget contracts, and other customary matters as well as completion of due diligence procedures satisfactory to Nationwide.

BUYER
Nationwide.

TENANT
Sterling House Corporation or its affiliates.

PURCHASE PRICE
Actual direct and indirect land and construction costs (excluding developers profit) not to exceed approximately $50,000,000 in the aggregate.

GUARANTORS AND CROSS-DEFAULTS
Sterling House Corporation, all Properties.

LEASE TERM
Initial lease term to expire 12 years from closing the Transaction; 4 renewals of 10 years each at the option of Tenant.

TRANSACTION COSTS
Nationwide and Tenant will pay their respective ancillary transaction costs. Nationwide will pay for environmental, survey, and site inspection, and its own legal costs up to a reasonable level.

Steven L. Vick
September 25, 1996
Page 2


COST ADVANCE
Upon acceptance of the terms of this proposal, Tenant will provide Nationwide a Cost Advance of $25,000. Cost Advance will be credited to first month's rent upon closing the Transaction. If Nationwide's board of directors does not approve the transaction, Cost Advance will be refunded in full. If the Transaction fails to close for any other reason, Cost Advance will be refunded net of Nationwide's actual out-of-pocket costs incurred in connection with the Transaction.

ACQUISITION FEE
A 1 1/4% Acquisition Fee will be paid to NHP at closing on all Transactions.

MINIMUM RENT
From site acquisition through completion, Prime; thereafter 325 basis points over the 10-year Treasury rate determined as a 20-day average prior to closing.

ADDITIONAL RENT
Additional Rent equal to CPI increases.

RENT DEFERRAL
Rent for the first four months following completion will be deferred and amortized over the initial lease term.

SECURITY DEPOSIT
Equal to 4 months Minimum Rent in cash or letter of credit from mutually acceptable bank.

RENEWAL RENT
Fair market value as of renewal date times 10-year Treasury rate plus 300 basis points; total rent may not decrease from the prior year; renewals will be "all-or-none."

TOTAL RENT
Total Rent defined as Minimum Rent plus Additional Rent. In no event will Total Rent in any lease year be less than the Total Rent in the immediately preceding lease year. In no event will the Total Rent increase over Total Rent in the immediately preceding lease year by more than 1.5% in year 2, 2% thereafter.

FINANCIAL COVENANTS
No affirmative financial covenants.

Steven L. Vick
September 25, 1996
Page 3


CONDITIONS PRECEDENT
Satisfaction and fulfillment of conditions precedent customary and appropriate for transactions of this type, including but not limited to:

   Examination and acceptance of each Property by Nationwide;

   Approval of each Property and each transaction by Nationwide's board of directors;

   Satisfaction of Nationwide with the material terms and conditions of all necessary documents including, but not limited to, supporting documentation such as trust agreements, partnership agreements, corporate charters, bylaws, resolutions, certificates, security documents in addition to purchase agreement(s) and lease(s), deed(s) of trust, note(s), mortgage(s), loan agreement(s), and the execution, delivery and, where applicable, public recordation, of all necessary documents;

   No material adverse change;

   Accuracy of representations and warranties;

   Absence of default or other material breach;

   Satisfaction of Nationwide with the final organization of and structure of each Transaction, the Tenant, Guarantors, and title to respective assets;

   Receipt and approval by Nationwide of then current financial statements of the Property, Tenants, and Guarantors. Receipt and approval by Nationwide of evidence satisfactory to Nationwide as to the due formation, power and authority of Tenant, Borrowers, Guarantors, and other parties to each transaction to participate on the transaction; the enforceability of all documents and agreements contemplated hereunder; and the absence of material actions, suits judgments, or proceedings;

   Repayment of outstanding liens, encumbrances and debt on each Property and satisfaction of Nationwide with unencumbered title thereon. Such title to be insured by ALTA 1970 Form B extended coverage in amount equal to the Purchase Price. Nationwide to receive surveys on each Property;

   Receipt and approval by Nationwide of satisfactory evidence that each Property has passed all inspections and has received all licenses, permits, access approvals, certificates of need, provider agreements, Medicare, Medicaid and third party payor agreements and other authorizations and approvals as are needed for the operation of each Property as an assisted/independent living facility, personal care facility, adult congregate living facility as the case may be;

Steven L. Vick
September 25, 1996
Page 4


  Receipt and approval by Nationwide of satisfactory Phase 1 Environmental Assessment Reports (or appropriate updates) prepared by qualified experts approved by Nationwide showing no presence or potential presence of hazardous materials in, on, under or around each Property;

  Receipt by Nationwide of satisfactory certificates of compliance with respect to all material obligations of Tenants, Borrowers and Guarantors as are customary with transactions of this nature;

  Receipt and approval by Nationwide of certificates of insurance satisfactory to Nationwide naming Nationwide as additionally insured;

  Receipt by Nationwide of representations and warranties customary and appropriate for transactions of this nature.

This letter is not a commitment. Such a commitment can only be made by Nationwide's board of directors, which has not reviewed the transaction. This proposal is subject to Nationwide purchasing four Properties by November 15 and four Properties by January 15, 1997. This proposal is valid through October 1, 1996. We look forward to working with you in the future.

Sincerely,



John J. Sheehan, Jr.
Vice President of Development

JJS/mp




---------------------------------------           ---------------------------
Signature                                          Date


Name (printed):  ---------------------------------------------

Title:  ----------------------------------------------------------

Company:  ----------------------------------------------------

EXHIBIT 10.3
                                         Via Fax & Federal Express

Steven L. Vick, President
Sterling House Corporation
453 South Webb Road, Suite 500
Wichita, KS  67207

RE: Denton, TX; Paris, TX; Ennis, TX; Corsicana, TX; Mansfield,, TX; Richland Hills, TX; Oklahoma City, Oklahoma; Broken Arrow, Oklahoma.

Dear Mr. Vick:

This letter will serve as an amendment to that certain correspondence dated September 25, 1996 from John J. Sheehan, Jr. as it relates to the above-referenced properties. Specifically, with respect to the acquisitions of the Denton, Paris, Ennis and Corsicana properties, such acquisition deadline is extended to November 29, 1996 and with respect to the properties in Broken Arrow, Mansfield, Richland Hills and Oklahoma City, such acquisition deadline is changed to December 31, 996. As you are aware, this amendment and change of such acquisition deadlines apply only to the acquisition of these properties, and any other future acquisitions and transactions remain subject to the approvals and other conditions precedents set forth in the September 25, 1996 correspondence.

If these modifications meet with your approval, please so signify by signing the acknowledgment below. If you have any questions, please contact me at your earliest convenience.

Sincerely,


Gary E. Stark
Attorney for MLD Texas Trust

GES:pb u:\users\Gary\Vick.doc

cc:     John J. Sheehan, Jr. (Via Fax)
        Gail Knott (Via Fax 316-681-1517)
        Howard Cordray (Via Fax 713-787-6175)

Agreed and Acknowledged:
Sterling House Corporation

By:   _________________________
      Steven L. Vick, President