Form 10-K
period 1996-12-31
STERLING HOUSE CORP
filed 1997-03-31
CIK 1000185

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                    FORM 10-K
                                    (Mark One)

[X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934.  For the fiscal year ended December 31, 1996
                       OR
[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]
For the transition period from ___________to___________

                           Commission file number 1-14022
                             STERLING HOUSE CORPORATION
              (Exact name of registrant as specified in its charter)

           Kansas                                    48-1097141
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
                                   453 S. Webb Road, Suite 500
                                        Wichita, KS 67207
                                          (316) 684-8300
(Address and phone number of Registrant's principal executive office and zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                 Name of each exchange on which registered
Common Stock, no par value                    American Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES [X]  NO [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

As of March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, (For purposes of calculating the preceding amount only, all directors, executive officers and shareholders holding 5% or greater of the registrant's Common Stock are assumed to be affiliates) was $15,366,244. The number of shares of Common Stock of the registrant outstanding as of March 25, 1997, was 5,038,836.

Part III incorporates by reference the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 1996. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this form 10-K.

                         STERLING HOUSE CORPORATION
                     Index to Annual Report on Form 10-K
                 For the fiscal year ended December 31, 1996

                                                                      Page
Part I

Item  1:  Business                                                       3
Item  2:  Properties                                                    15
Item  3:  Legal Proceedings                                             16
Item  4:  Submission of Matters to a Vote of Security Holders           16

Part II

Item  5:  Market for Registrant's Common Equity and
          Related Stockholder Matters                                   17
Item  6:  Selected Financial Data                                       18
Item  7:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           19
Item  8:  Financial Statements and Supplementary Data                   25
Item  9:  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           25

Part III

Item 10:  Directors and Executive Officers of the Registrant            26
Item 11:  Executive Compensation                                        26
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                    26
Item 13:  Certain Relationships and Related Transactions                26

Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      26

PART I

ITEM 1.  Business

General

  Sterling House Corporation (the "Company") constructs, owns, operates, manages and franchises Sterling House assisted living residences, providing a wide range of assisted living care and services to the frail elderly. Assisted living care is an emerging segment of the long-term care industry serving the rapidly growing elderly population who may require assistance with the activities of daily living ("ADLs"), such as dressing, bathing and eating, or routine skilled nursing services. In addition, the Company owns and operates Sterling Cottage, a conceptspecifically designed for the care of those affected by Alzheimers and other cognitive impairments. The Company's operations provide elderly residents with a broad range of cost-effective health care and personal support services on a 24-hour basis, enabling them to maintain an independent and dignified lifestyle in a residential home like setting.

  The Company was co-founded in 1991 by Timothy J. Buchanan, Chief Executive Officer, and Steven L. Vick, President, and has actively expanded its assisted living operations through the development, operation and selective franchising of Sterling House residences. In connection with the Company's initial public offering, on October 26, 1995, the Company entered into a reorganization transaction with various individuals, limited liability companies and limited partnerships of which the Company owned majority or minority interests, whereby the Company acquired all of the stock of Sterling House of Augusta, Inc. and all of the assets of such limited liability companies and limited partnerships (Sterling House of Abilene, L.P., Sterling House of Wichita, L.P., Sterling House of Bethany, L.L.C., Sterling Group, L.L.C., Scotia, L.L.C. and Corridor Properties, L.L.C.) (the "Reorganization Transaction"). Following the completion of the Offering the Company owned or leased 14 residences containing 417 units and managed/franchised an additional nine residences with 315 units, for a total of 23 residences, with 732 units in Kansas and Oklahoma.

  In May 1996, the Company completed a private placement offering for $35,000 ,000 in 6.75% Convertible Subordinated Debentures ("Debentures") due June 30, 2006. The debentures and underlying securities were registered with the Securities and Exchange Commission on November 19, 1996. The net proceeds of $33,398,000 are being used primarily to fund construction in progress.

  At December 31, 1996, the Company had in operation 58 assisted living residences with 2,035 units located in Kansas, Oklahoma, Texas and Florida. The Company also had 68 residences with 2,886 units under development or construction in Oklahoma, Texas, Florida, Ohio, Colorado, and three other states that, for competitive reasons, will not be announced until all sites are secured. Sterling House residences are located primarily in select affluent suburban areas, as well as small to medium sized communities with populations in excess of 10,000.

  The Company is following its plan to construct, develop, manage, and, to a lesser extent, acquire additional assisted living residences in states which the Company believes possess attractive demographic and favorable regulatory environments. In support of continued expansion, the Company has opened regional operations offices in Stuart, Florida, and Dayton, Ohio. At March 25, 1997, the Company had 70 operating residences, containing 2,515 units, as well as 28 residences under construction with 1,192 units and 38 residences under development.

  The Company is a Kansas corporation, with its principal executive office located at 453 S. Webb Road, Suite 500, Wichita, Kansas 67207.

Industry

  The long-term care industry encompasses a broad range of accommodations and health care services that are provided primarily to seniors. Home-based care, congregate living or retirement centers and care in family member's homes provide viable options for those seniors needing limited services on an as-needed basis. However, services in congregate or retirement centers are often limited to meals and housekeeping.

  As people age, their need for assistance often increases, and care in the residential type setting of an assisted living residence may be preferable and more cost effective than home based or nursing home care options.
Assisted living services typically include assistance with supportive services such as housekeeping, meals and laundry, as well as personal care such as bathing, dressing and mobility, and routine nursing services such as medication assistance and health monitoring. Generally, residents of assisted living residences require higher levels of care than residents in congregate or retirement settings, but require lower levels of care than skilled nursing home patients. For seniors in need of continuous unschedulable 24 hours a day attendance by a skilled nurse or practitioner, a skilled nursing facility may be required. The typical age of an assisted living resident is 83 - 85 years old.

  The aging of the U.S. population as well as other social trends contribute to the growth of the assisted living industry. Those seniors age 85 and over are considered the prime market for assisted living facilities. The U.S. Census Bureau estimates that the number of these individuals will increase from 3.1 million in 1990, to over 4.3 million by the year 2000. According to the U.S. General Accounting Office, in 1991 there were over 7.0 million people in the U.S. who needed assistance with ADLs, and the number of people needing such assistance is expected to double by the year 2020.

  Historically, the philosophy and structure of the long-term care industry have focused on meeting the medical needs of seniors in a clinical setting, and the government reimbursement structure, through Medicaid and Medicare, has primarily been based on the more expensive "medical-model" of care. As the population of seniors and the cost of health care continues to dramatically increase, and the demand for cost-containment of long-term health care intensifies, both public and private payors will actively seek alternatives. The Company believes that these and other pressures and trends will increase the demand for the assisted living model of care and housing, and that seniors will find the home-like residential setting a more favorable alternative.

Sterling House  Services

  Sterling House provides a broad range of health-care and support services to residents on an individualized basis in a comfortable home-like atmosphere. With building features such as residentially scaled spaces, private apartments including locking doors, living area, bedroom area, private bath, individual temperature controls and kitchenettes, the residents' apartments are viewed as their home, in which they receive services. The broad range of services offered by the Company include, but are not limited to, personal care, support services, supplemental services, and nursing services, all available 24 hours a day and designed to respond to the residents' individual needs, enabling them to maintain a dignified more independent lifestyle. Services are delivered in an "unbundled" manner through the Sterling House "Personalized Service Plans" targeted specifically at each resident's individual needs and preferences.

  In designing each resident's Personalized Service Plan, the Company periodically assesses the needs and desires of a resident by conducting interviews with the resident and, if appropriate, family members and other medical personnel. A service assessment matrix is utilized to establish a point score which represents the resident's position within the Company's range of care and services, and thereby determining the resulting charge for services within the Company's three levels of pricing. Additionally, the Company offers a variety of apartment layouts including studio, one bedroom and one bedroom deluxe designs. The resulting combination of apartment types and service pricing determines each resident's total monthly charge for housing and services.

Sterling House Operations

  Each Sterling House residence is managed by a Director who is responsible for the overall day-to-day operations including oversight of the quality of care, compliance with state regulations and corporate policies, marketing and community relations, and financial and budgetary performance. The Director is responsible for all professional and non-professional staff employed on either a full or part-time basis, as well as independent contractors.
Routine nursing services are provided by nurses who are typically employed by the Company. On occasion, certain nursing services may be delegated by the nurse to trained members of the staff. The company consults with outside providers, such as pharmacists and dieticians, to assist residents through services such as medication review and menu planning to meet special dietary needs. Personal care, dietary services, housekeeping and laundry services are performed primarily by staff members who are either full or part-time and are trained to perform a variety of services.

  The Company's residences are divided into regional operating districts. There are currently three in Kansas, four in Oklahoma, four in Texas, two in Florida and one in Ohio, each of which is supervised by a District Manager. The Company maintains regional offices in Florida, Ohio and Oklahoma in addition to its headquarters in Wichita, Kansas. Additional districts as well as regional offices will be added as additional locations are developed. The District Manager is responsible for the overall operations of the Sterling House residences within his or her district, as well as monitoring and supervising Directors in his or her district to assure continued compliance with quality of care, financial performance, state regulations and corporate policies and procedures. They also work in conjunction with the Company's Regional Marketing Representatives to assist and oversee the directors in developing and maintaining an active and effective marketing program.

  Regional Marketing Representatives implement corporate marketing plans from residence start-up to stabilization and provide training, direction and assistance to Directors and staff for community relations marketing, and census retention. The Marketing Representative makes presentations to groups and organizations on the Sterling House philosophy and develops working relationships with local and regional administrative and health care related professionals. Corporate direction and support in all areas of operations for Directors, Regional Marketing Representatives and District Managers are provided by the executive and support staffs who work out of the Company's headquarters. Accounting services, data processing, accounts payable, payroll services and human resources are all provided at the Company's headquarters.

Competition

  The Company competes with numerous other companies and long-term care providers offering similar services such as other assisted living providers, home health agencies, life care at home, community based service programs, retirement communities and convalescent centers. The long-term care industry, generally, is highly competitive and the Company expects that assisted living in particular will become increasingly competitive. While the Company believes that presently there is generally an inadequate number of assisted living facilities in the markets where the Company intends to operate, as assisted living receives increased attention, more states include assisted living in their Medicaid Waiver Program, and additional sources of capital and financing become available, competition will grow from new market entrants, as well as other existing providers focusing on assisted living.

  Competition for residents among assisted living providers is typically based on the quality of service, pricing, population, living environment, range of services and location. In addition, some of the Company's competitors are larger than the Company and have or may obtain greater resources than those of the Company. The Company's competitors primarily are long-term care providers operating in similar geographic areas. The Company believes that there is moderate competition for the middle to less expensive portions of the private pay market the Company serves.

Funding for Assisted Living Care

  Assisted living residents or their families generally pay the cost of care from their own financial resources. Depending on the nature of an individual's health insurance program or long-term care insurance policy, the individual may receive reimbursement for costs for care under an "alternative care benefit." Government payments for assisted living have been limited. Some state and local governments offer subsidies for rent or services for low income elders. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income (SSI). Medicaid provides coverage for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Medicaid reimbursement varies from state to state. Although a majority of the Company's revenue at December 31, 1996 came from private payors (99.4%), the cost structure of the residences has historically been, and is expected to continue to be, sufficiently low so that the residences are able to operate and compete in the Medicaid reimbursement market. The Company expects that state Medicaid reimbursement programs will constitute a larger percentage of total revenue in the future.

Government Regulation

  Currently, assisted living residences are not specifically regulated as such by the federal government. However, the Company's assisted living residences are subject to certain state regulations and licensing require-ments. For example, residences located in the State of Kansas are licensed by the Kansas Department of Health and Environment as assisted living facilities, residences located in the State of Oklahoma are licensed by the Oklahoma State Department of Health as residential care facilities, residences in Texas are licensed as Personal Care Facilities, residences in Florida are licensed as Adult Congregate Living Facilities, and Extended Congregate Care Facilities, and residences in Ohio are licensed as Rest Homes. Assisted living is a relatively new concept as compared to other forms of long-term care (e.g., nursing homes) and, as a result, its regula-tion by government is still evolving and is currently less encompassing in comparison with regulations imposed upon skilled nursing home operators. While regulations and licensing requirements vary significantly from state to state, they generally include requirements relating to matters such as licensure, fire safety, sanitation, staff training, staffing levels, and living accommodations such as size of rooms, number of bathrooms and ventilation, as well as other regulatory requirements related more specifically to certain of the health care services provided by the Company.

  The success of the Company will be dependent, in part, upon its ability to satisfy applicable regulations and requirements and to maintain any required licenses. The Company's operations could also be adversely affected by, among other things, regulatory changes such as mandatory increases in the scope and quality of care to be provided to residents and revisions in licensing and certification standards.

  The Company believes that its residences are in substantial compliance with all applicable regulatory requirements. However, in the ordinary course of business, a residence could be cited for deficiencies. In such cases, the Company expects to take appropriate and timely corrective action to eliminate such deficiencies.

  Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. However, without a Medicaid Waiver Program, states can only use federal Medicaid funds for long-term nursing facilities. Under the Medicaid Waiver Program, states apply to the Health Care Financing Administration for a waiver to use Medicaid funds to support community-based options for the low income elderly that need long-term care. These waivers permit states to reallocate a portion of Medicaid funding from nursing facility care to other forms of care such as assisted living. The Company has elected to admit, on a very limited basis, residents eligible for reimbursement under the Texas Medicaid Waiver Program and is subject to the related laws and regulations. At December 31, 1996, the Company's revenues from private payors was 99.4%.

  In order to comply with the terms of the revenue bonds used to finance eight of the Company's residences, the Company is required to lease a minimum of 20% of the apartments in each such residence to low or moderate income persons as defined pursuant to the Internal Revenue Codeof 1986, as amended.

  The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A portion of the Company's personnel is paid at rates related to the federal minimum wage and accordingly, increases in the minimum wage will result in an increase in the Company's labor costs.

  The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions other than those states where the Company currently operates. Principally, these regulations require that certain written disclosures be made prior to the offer for sale of a franchise. The disclosure documents are subject to state review and registration requirements and must be periodically updated, not less frequently than annually. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both the Company's and its franchisee's post-termination rights and obligations.

Expansion

  Consistent with its strategy of rapidly developing new locations, the Company is currently developing new residences in Oklahoma, Texas, Florida, Ohio, Colorado and three other states that, for competitive reasons, will not be announced until all sites are secured. As of March 25, 1997, the Company had under construction 30 residences containing 1,278 units; one in Oklahoma with 46 units, four in Texas with 166 units, and eight in Florida with 344 units, ten in Ohio with 410 unit, four in Colorado with 184 units and three in other states with 128 units. Additionally, the Company has under development and land purchase commitments a total of 38 residences; 1 in Oklahoma, 9 in Florida, 2 in Ohio, 6 in Colorado and 20 in other states.

  Sterling House residences generally range in size from 33 to 50 apartments and are carefully designed to minimize walking distance in a comfortable and easy to navigate layout. Each residence provides a distinctive residential home-like atmosphere, unlike the "institutional" or "hotel" feel common to many traditional skilled nursing and large congregate care facilities, yet is designed to be an efficient, economical health care delivery setting. The Company locates residences in a variety of markets ranging from select suburban communities, as well as small to medium size towns with populations of 10,000 and more.

  The Company develops and constructs residences utilizing a combination of its in-house construction subsidiary (BCI Construction, Inc.), joint ventures and outside developers and contractors. Currently the Company has retained outside developers and contractors and has also retained outside general contractors for construction of properties in Florida, Ohio and Texas.
The Company also entered into joint ventures with regional real estate development partners for the construction, development and ownership of
Sterling House   assisted living residences in targeted geographic areas.
As of March 25, 1997, only one facility was being constructed using a joint venture. The Company anticipates that the total number of residences constructed and developed using joint ventures in 1997 will increase. The Company will continue to use this combination of joint ventures, in-house construction and outside developers and contractors to facilitate its continued expansion. All aspects relating to development, including site selection, plans, specifications, costs, architect selection, bonding issues and budget compliance are approved by the Company and are typically managed from its headquarters. The Company estimates construction time for a new residence to be approximately six to nine months, and, once opened, estimates that it will take approximately nine months to achieve a stabilized occupancy level of 95% or higher.

  There can be no assurance that the Company or its joint venture partners will be successful in identifying sites for future residences, securing necessary permits and licenses for the construction of new residences and supervising the construction of new residences on time and within budget.

Trademarks, Patents, Copyrights and Proprietary Information

  The Company is the registered owner of the service mark "Sterling House " (Reg. No. 1,827,828) as recorded on the principal register of the United States Patent and Trademark Office. The service mark registration will expire on March 22, 2004. The Company expects that it will renew its service mark at that time. The Company also claims a copyright in all policy and procedures notebooks, operations manuals, architectural plans, advertisements and other similar materials developed for use in and promotion of the residence system and in the trade dress protection of the physical residences.

Risk Factors

  Except for the historical information contained herein, the matters discussed by management are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule, management of quarter to quarter results, and other risks detailed in these "Risk Factors." Updated information will be periodically provided by the Company as required by the Securities Act and the Exchange Act.

  History of, and Anticipated, Losses. Newly opened residences typically operate at a loss during the first six months of operations. In addition, the development and construction of residences involves substantial capital expenditures over a typical six-to-nine month construction period. As a result of the Company's development, construction and management start-up activities, the Company has experienced net losses in each year since its inception. For the years ended December 31, 1993, 1994, 1995 and 1996, the company incurred net losses of approximately $162,000, $494,000, $2,183,000, $726,000, respectively. The success of the Company's future operations is directly tied to the expansion of its operational base. There can be no assurance that the Company will not experience unforeseen expenses, difficulties, complications and delays which could result in greater than anticipated operating losses or otherwise materially adversely affect the Company's financial condition and results of operations.

  Ability to Develop, Construct, Acquire or Franchise Additional Living Residences. As of March 25, 1997, the Company's operations consisted of 70 residences which were either managed and/or franchised by the Company. The Company's prospects for growth are directly affected by its ability to develop, construct and, to a lesser extent, acquire and franchise additional assisted living residences. As part of the Company's overall development plan, the Company has 28 residences under construction. In addition, the Company has purchase commitments for an additional 38 parcels of real estate for residences under development. The success of the Company's growth strategy will also depend upon, among other factors, the Company's ability to obtain governmental licenses and approvals, and the competitive environment for development and acquisitions. The nature of such licenses and approvals and the timing and likelihood of obtaining them vary widely by location and by the types of services to be offered at the residence. The Company has developed and constructed 59 company-owned residences and 8 of the franchised residences using its own construction management resources. However, to satisfy its future development and construction plans, the Company may recruit third party developers and general contractors. There is no assurance that the Company will be able to recruit a sufficient number of such persons or that the Company will be able to effectively monitor and administer their development and construction activities. As a result of these various risks, there can be no assurance that the Company will be successful in developing, constructing, acquiring or franchising any additional residences or that any developed or acquired residences will, if completed, be successful. Moreover, there can be no assurance that the Company will be able to successfully manage its anticipated rapid expansion or that such rapid expansion will not have a material adverse effect on the Company's financial condition or results of operations. See "Item 1. - Expansion and Item 2. - Properties."

  Need for Additional Financing. The Company estimates that its existing working capital and financing commitments will provide adequate capital to fund the Company's development, construction and, to a lesser extent, acquisition of additional assisted living residences over the next twelve months, including, as part of its overall development plan, the 30 residences under construction and the 38 residences to be developed on the sites for which the Company has purchase commitments. However, additional financing may be necessary in order to meet the Company's development plan if such plan is modified or if certain assumptions of the development plan prove to be inaccurate. There can be no assurance that the Company will generate sufficient cash flow to fund its future working capital and debt service requirements or growth. In such event, the Company would have to seek additional financing through debt or equity offerings, bank borrowings, sale/leaseback transactions with real estate investment trusts or otherwise. There can be no assurance that any future financing will be available to the Company or, if available, that the terms will be acceptable to the Company.

  The Company's fixed payment obligations will significantly increase as the Company pursues its development plan. Failure to meet these obligations may result in the Company being in default of its financing agreements and, as a consequence, the Company may lose its ability to operate any individual residence or other residences which may be cross-collateralized. There can be no assurance that the Company will generate sufficient cash flow to meet its obligations. In addition, the Company anticipates that future development of residences may be financed with construction loans and, therefore, there is a risk that, upon completion of construction, permanent financing for newly developed residences may not be available or may be available only on terms that are unfavorable or unacceptable to the Company.

  Geographic Concentration of Residences. Substantially all of the residences, including residences under construction and development, are located in Kansas, Oklahoma, Texas, Florida, Ohio and Colorado. Until the Company's operations become more geographically dispersed, the Company will be more susceptible to downturns in local and regional economies and changes in state or local regulations because such conditions and events could affect a relatively high percentage of the total number of residences currently in operation or under construction and development. As a result of such factors, there can be no assurance that such geographic concentration will not have material adverse effect on the Company's financial condition or results of operations. See "Item 2. - Properties."

  Construction Risks. Delays are common in the construction industry. Disruptive events may include shortages of, or inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, changes in federal, state or local laws or regulations, and other factors or circumstances presently unknown to or unanticipated by the Company. The Company may have little control over such events, and such events may adversely affect the cost and completion time of any development project, including the risk that development opportunities may become uneconomical or may be abandoned. Any of these or other factors could result in cost overruns and could delay, or even prevent, completion of one or more additional residences.

  Environmental Liability Risks Associated with Real Property. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investiga-tion and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investiga-tion, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such property, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

  The Company has conducted, or its in the process of conducting, environmental assessments of all of the undeveloped sites and sites currently under construction as well as 59 of the Company's current residences. The completed assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such environmental liability. The Company has not conducted environmental assessments with respect to four of the Company's present residences. It is possible that there are material environmental liabilities of which the Company is unaware. The Company believes that the residences are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the present residences.

  Dependence on Senior Management.    The Company depends, and will continue
to depend, upon the services of Mr. Timothy J. Buchanan, its Chief Executive Officer and Chairman of the Board, and Mr. Steven L. Vick, its President.
The Company has entered into employment agreements with these two executives and has obtained key employee insurance policies covering the lives of Messrs. Buchanan and Vick in the amounts of $1.0 million each. The loss of the services of either or both of such officers or the Company's inability to attract additional management personnel in the future could have a material adverse effect on the Company's financial condition or results of operations.

  Staffing and Labor Costs. The Company competes with other providers of long-term care with respect to attracting and retaining qualified or skilled personnel. The Company is dependent upon its ability to continue to attract and retain management personnel who will be responsible for the day-to-day operations of each residence. The Company is also dependent upon the available labor pool of low wage employees. The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A shortage of nurses and/or trained personnel, or other general inflationary pressures, may require the Company to enhance its wage and benefits package in order to compete. No assurance can be given that the Company's labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in resident revenues.

  Government Regulation. Health care is an area of extensive and frequent regulatory change. The assisted living industry for long-term care is relatively new, and, accordingly, the manner and extent to which it is regulated at the federal, state and local levels is evolving. Changes in the laws or new interpretations of existing laws may have a significant effect on methods and costs of doing business, and the amount of reimbursement from governmental and other third party payors. The Company will be subject to varying degrees of regulations and licensing by health or social service agencies and other regulatory authorities in the various states and localities where it operates or intends to operate.

  The success of the Company will depend in part upon its ability to satisfy the applicable regulations and requirements and to procure and maintain required licenses as the regulatory environment for assisted living evolves. The Company's operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be offered to residents and revisions in licensing and certification standards. However, there can be no assurance that federal, state or local laws or regulatory procedures which might adversely impact the Company's business, financial condition, results of operations or prospects will not be imposed or expanded.

  The sale of franchises is regulated by the Federal Trade Commission and by certain state agencies located in jurisdictions other than those states where the Company currently conducts franchise operations. Principally, these regulations require that certain written disclosures be made prior to the sale of a franchise. In addition, some states have relationship laws which prescribe the basis for terminating a franchisee's rights and regulate both the franchisor's and its franchisees' post-termination rights and obligations. There can be no assurance that changes in such regulations will not have an adverse impact upon the ability of the Company to continue its franchising activities.

  The Company and its activities are subject to zoning, health and other state and local government regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair the ability of the Company to open additional residences at desired locations or could result in costly delays. Several residences have been financed by assisted living residence revenue bonds. In order to continue to qualify for favorable tax treatment of the interest payable on such bonds, the residences must comply with certain federal income tax requirements, principally pertaining to the maximum income level of a specified portion of the residents. Failure to satisfy these requirements constitutes an event of default under the bonds, thereby accelerating their maturity.

  Certain states provide for Medicaid reimbursement for assisted living services pursuant to Medicaid Waiver Programs permitted by the federal government. Historically, the Company has not provided services in states with a Medicaid Waiver Program; however, effective September 25, 1996, the Company became certified as a Medicaid provider in the state of Texas. As a provider of services under the Medicaid Waiver Program, the Company is subject to all of the requirements of such program, including the fraud and abuse laws, violations of which may result in civil and criminal penalties and exclusions from further participation in the Medicaid Waiver Program. The Company intends to comply with all applicable laws, including the fraud and abuse laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse impact on the Company's results of operations or financial condition. See "Item 1. - Government Regulation."

  Dependence on Attracting Seniors with Sufficient Resources to Pay. The Company currently, and for the foreseeable future, expects to rely primarily on the ability of its residents to pay for the Company's charges from their own and their families' financial resources. Inflation or other circumstances which adversely affect the ability of seniors to pay for assisted living services could have an adverse effect on the Company. In the event that the Company encounters difficulty in attracting seniors with adequate resources to pay for the Company's services, the Company would be adversely affected.

  Competition. The Company competes principally on the basis of price, quality, level and range of services offered, as well as the appearance and design of its residences. While the Company believes that its residences are distinctive in design and operating concept, it is aware of other companies with similar or competitive concepts. The long-term care industry is highly competitive and the Company expects that the assisted living industry, in particular, will become more competitive in the future. The Company competes with numerous companies providing similar long-term care alternatives, such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. While there presently are few assisted living residences existing in the markets the Company serves, the Company expects that, as assisted living becomes increasingly recognized as an alternative form of long-term care, competition will grow from new market entrants focusing primarily on assisted living. Nursing facilities that provide long-term care services are also a potential source of competition to the Company. Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for development sites and potential acquisition of existing assisted living residences. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects. See "Item 1. - Competition."

  Disruption of Franchise Activities. Historically, the Company has franchised two franchisee groups with respect to residences. As of March 25, 1997, these franchisee groups had ten residences under development or construction. For the foreseeable future, the Company intends to continue to offer franchises to a select number of qualified franchisees. The success of the Company's franchise activities is dependent upon the individual development and operational efforts of these franchisees and a continuing cooperative relationship between the Company and its franchisees. If any of the franchisees are unsuccessful in their operations or commit acts that are detrimental to the reputation of the Sterling House concept or if the Company's business relationship with any one or more of the franchisees should deteriorate, then there could be a disruption in additional franchising activity, a decrease in franchise related revenues or an increase in the Company's related franchise costs, which could have a material adverse effect on the Company's results of operations or financial condition.

  Liabilities and Insurance. The business of providing health care services entails an inherent risk of liability. In recent years, long-term care providers have become subject to an increasing number of lawsuits alleging negligence or similar legal theories. Such lawsuits generally involve large claims and are expensive to defend. The Company maintains liability insurance intended to cover such claims and the Company believes that its insurance is in keeping with industry standards. There can be no assurance, however, that any particular claim against the Company will be covered by its insurance or that claims in excess of the Company's insurance coverage will not be brought against the Company. A successful uninsured claim or a successful claim which exceeds the Company's coverage could have a material adverse effect upon the Company's financial condition or results of operations. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future or that, if such coverage is available, it will be available on acceptable terms.

  Control by Insiders. Messrs. Buchanan and Vick, the Chief Executive Officer and Chairman of the Board and President, respectively and Dr. D. Ray Cook and Mr. Ronald L. Mercer, directors of the Company, beneficially own an aggregate of approximately 46% of the outstanding Common Stock of the Company (36% if all of the Debentures Are converted into Common Stock). Accordingly, they may be in a position to control the election of the Company's directors, to thereby control the policies and operations of the Company, and to determine the outcome of corporate transactions, or other matters submitted for stockholder approval. These matters include, without limitation, mergers, consolidations, the sale of all or substantially all of the Company's assets and other changes in control of the Company. In addition, the company's 1995 Stock Option Plan (the "1995 Stock Option Plan") authorizes the issuance of options to purchase up to 237,000 shares of Common Stock to employees and directors of the Company. The Company has granted options to purchase 186,450 shares of Common Stock under the 1995 Stock Option Plan, of which options to purchase 3,886 shares of Common Stock have been exercised and 13,150 options have been forfeited. The Company has also granted an aggregate of 72,000 options to certain directors of the Company outside of the 1995 Stock Option Plan. The issuance of additional shares of Common Stock to management pursuant to the exercise of options granted under the 1995 Stock Option Plan or to directors pursuant to the exercise of options granted outside of the 1995 Stock Option Plan would further increase the number of shares held by present management and principal stockholders.

  Anti-Takeover Provisions. The Company's Articles of Incorporation and Bylaws contain, among other things, provisions establishing a classified Board of Directors, authorizing shares of preferred stock with respect to which the Board of Directors has the power to fix the rights, preferences privileges and restrictions without any further vote or action by the stockholders, and requiring a super-majority vote of stockholders in order to remove directors in certain instances, amend the Articles of Incorporation and approve certain business combinations with respect to a "related person." The Company is also subject to the Kansas Control Acquisition Act (the "Control Act") which is intended to discourage hostile takeovers of Kansas based corporations primarily through the imposition of procedural hurdles that prevent certain types of acquiring stockholders from gaining immediate voting power over shares acquired in significant amounts. The application of the Control Act and/or the provisions of the Company's Articles of Incorporation and bylaws could delay, deter or prevent a merger, consolidation, tender offer, or other business combination or change of control involving the Company that some or a majority of the Company's stockholders might consider to be in their personal best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price for the Common Stock, and may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The Company has not issued, and currently has no plans to issue, shares of preferred stock.

  Shares Eligible for Future Sale. The Company presently has a total of 5,038,836 shares of Common Stock outstanding. Of these shares, 2,205,836 shares are freely tradeable without restriction or limitation under the Securities Act, except for shares owned by "affiliates" (as that term is defined under the rules and regulations under the Securities Act) of the Company. The remaining 2,833,000 shares are "restricted" securities within the meaning of Rule 144 under the Securities Act. Unless registered under the Securities Act prior thereto, these restricted shares will not be eligible to be sold publicly until approximately April 29, 1997. There are also 237,000 shares of Common Stock issuable pursuant to the Company's 1995 Stock Option Plan, of which the Company has made a one-time grant of non-qualified options to purchase 37,000 shares of Common Stock at $0.10 per share to certain executive officers and key employees (excluding Messrs. Buchanan and Vick). These options vested immediately and are exercisable in three 20% increments at the end of each six-month period subsequent to October 26, 1995 and the remaining 40% will become exercisable on October 26, 1997. As of September 30, 1996, options to purchase 3,886 shares of Common Stock have been exercised. There are also 72,000 shares of Common Stock issuable pursuant to options granted to the Company's four outside directors on November 20, 1995. These options vested immediately and are exercisable in three 33.33% increments commencing on November 20, 1996 and on each of the next two anniversaries of the date of grant. No prediction can be made as to the effect, if any that future sales of shares, or the availability of shares for future sales, will have on the market price of the Common Stock from time to time. The sale of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

Employees

  As of December 31, 1996, the Company had approximately 869 employees, approximately 408 of whom were employed in full-time positions. The Company has no collective bargaining agreements with any of its employees.
The Company believes that its labor relations are good.

ITEM 2.  Properties

The following chart sets forth, as of March 25, 1997, the location, number of units, ownership and the date on which operations commenced for the Company's residences and the number of units and residences under construction or development:
                                                               Commenced
Location                         Units           Ownership     Operations
Owned or Leased                 ------           ---------     ----------
---------------------
Augusta, KS                        21            Owned          October 1991
Wichita, KS                        26            Leased         September 1993
Abilene, KS                        26            Owned          November 1993
Bethany, OK                        26            Leased         January 1994
Junction City, KS                  26            Owned          March 1994
Derby, KS                          26            Leased         April 1994
McPherson, KS                      33            Leased         June 1994
Emporia, KS                        26            Owned          July 1994
Salina, KS                         33            Leased         August 1994
Wellington, KS                     26            Leased         September 1994
Arkansas City, KS                  33            Owned          October 1994
Great Bend, KS                     33            Leased         January 1995
Ponca City, OK                     33            Leased         March 1995
Hays, KS                           33            Leased         June 1995
Dodge City, KS                     35            Leased         July 1995
Bartlesville, OK                   33            Leased         July 1995
Midwest City, OK                   33            Leased         October 1995
Enid, OK                           33            Leased         October 1995
Shawnee, OK                        33            Leased         December 1995
Stillwater, OK                     33            Leased         December 1995
SW Oklahoma City, OK               33            Leased         January 1996
Chickasha, OK                      33            Leased         February 1996
Edmond, OK                         37            Leased         April 1996
Norman, OK                         33            Leased         April 1996
Duncan, OK                         33            Leased         May 1996
Lawton, OK                         37            Leased         June 1996
Broken Arrow, OK                   37            Leased         June 1996
Denton, TX                         37            Leased         July 1996
Ennis, TX                          33            Leased         July 1996
Corsicana, TX                      33            Leased         July 1996
Waxahachie, TX                     37            Leased         August 1996
Palestine, TX                      37            Leased         August 1996
Muskogee, OK                       37            Leased         August 1996
Claremore, OK                      37            Leased         August 1996
Liberal, KS                        45            Owned          August 1996
Paris, TX                          37            Leased         September 1996
NW OK City, OK                     37            Leased         September 1996
Stuart, FL                         42            Leased         September 1996
Vero Beach, FL                     42            Leased         September 1996
Ada, OK                            37            Leased         October 1996
Owasso, OK                         37            Leased         October 1996
West Melbourne, FL                 42            Leased         November 1996
Texarkana, TX                      37            Leased         November 1996
OK City Hefner, OK                 37            Leased         December 1996
Tequesta, FL                       42            Leased         December 1996
Leesburg, FL                       42            Owned          December 1996
Coffeyville, KS                    37            Leased         December 1996
Wichita Falls, TX                  42            Leased         December 1996
Tyler, TX                          42            Leased         December 1996
DeSoto, TX                         37            Leased         December 1996
Salina II, KS                      37            Leased         December 1996
Mansfield, TX                      37            Leased         December 1996
Jacksonville, St. Aug., FL         42            Owned          December 1996
Richland Hills, TX                 37            Leased         December 1996
Weatherford, TX                    37            Owned          December 1996
Kerrville, TX                      42            Owned          December 1996
Cedar Hill, TX                     37            Leased         December 1996
Lancaster, TX                      37            Owned          December 1996

                                                                Commenced
Location                        Units          Ownership        Operations
Owned or Leased (continued)    ------          -------------    -------------
---------------------------
Tulsa Mingo, OK                    37            Leased         January 1997
Temple, TX                         42            Owned          January 1997
Carrollton, TX                     37            Owned          January 1997
Lewisville, TX                     42            Owned          January 1997
Durant, OK                         37            Owned          February 1997
San Antonio, Nac., TX              37            Owned          March 1997
Tavares, FL                        42            Owned          March 1997
Findlay, OH(1)                     37            Owned          March 1997
Georgetown, TX(2)                  42            Owned          March 1997
Port Orange, FL(2)                 42            Owned          March 1997
Ocala, FL(2)                       42            Owned          March 1997
Troy, OH(2)                        37            Owned          March 1997
                               ------
Total Units                     2,515

Managed or Franchised
----------------------------
Olathe, KS                         37         Franchised        November 1992
Topeka, KS                         37         Franchised        April 1994
Pratt, KS                          44         Managed           September 1994
Lenexa, KS                         38         Franchised        November 1994
Lawrence, KS                       37         Franchised        April 1995
Leawood, KS                        37         Franchised        September 1995
Olathe, KS II                      42         Franchised        December 1995
Colorado Springs, CO               37         Franchised        September 1995
                                  ---
Total Units                       309

Under Construction              Units         Residences
------------------------       ------         -------------
Colorado                          184                   4
Florida                           386                   9
Ohio                              410                  10
Oklahoma                           46                   1
Texas                             166                   4
                               -------                ---
Total Units                     1,192                  28

Under Development                Units        Residences
-------------------------      -------        --------------
Colorado                           100                  2
Florida                            378                  9
Ohio                               255                  6
Oklahoma                            33                  1
Other States                       842                 20
                               -------                 --
Total Units                      1,608                 38


(1)  Minority interest owned by J. V. partner.
(2)  Certificate of Occupancy received but not fully licensed.

  As of March 25, 1997, the Company had a total of 66 residences under construction, development or purchase commitment. The Company's executive offices are located in leased office space in Wichita, Kansas. The Company also leases office space in Texas, Florida, Ohio, North Carolina and Oklahoma for its District Managers and construction Project Managers.

ITEM 3. Legal Proceedings

  As of March 25, 1997, there are no material pending legal proceedings to which the Company or its property is subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

  None

PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market Information

  The Company's common stock is listed and traded on the American Stock Exchange under the symbol "SGH."
                                                  Year Ended December 31, 1996
Quarter Ended:                                         High     Low
------------------                                   --------  --------
December 31                                            $17        $8 1/2
September 30                                           $19 1/8    $15
June 30                                                $19 3/4    $17
March 31                                               $19 3/8    $9 3/8


  For the period commencing on October 26, 1995 (the date of the Company's initial public offering) through December 31, 1995, high and low closing sale prices for the common stock as reported by the American Stock Exchange were $13 and $9 7/16 respectively. Prior to the initial public offering, there was no public market for the Company's common stock.

  According to the records of the Company's transfer agent, the Company had 75 holders of record of the common stock as of March 18, 1997. The Company believes that a substantially larger number of beneficial owners hold such shares in depository or nominee form.

Dividend Policy

  The Company has never paid any cash dividends and, for the foreseeable future, the Company expects to retain all earnings to finance the future expansion and development of its business. Any future payment of cash dividends will depend, among other factors, upon the earnings, capital requirements, operating and financial condition of the Company, other relevant factors, and, more importantly, upon compliance with various financial covenants contained in future financing agreements to which the Company may become a party, the effect of which is to make the payment of dividends unlikely during the foreseeable future.

ITEM 6.  Selected Financial Data

  The following table presents selected consolidated historical financial data for the Company. The selected financial data for the year ended December 31, 1992, has been derived from unaudited consolidated Financial Statements of the Company. The selected financial data for the years ended December 31, 1993, 1994, 1995, and 1996, and as of December 31, 1993, 1994, 1995 and 1996,
have been derived from audited consolidated Financial Statements of the Company. Information set forth below is not necessarily indicative of results of future operations. This data should be read in conjunction with, and is qualified in its entirety by, the "Management's Discussions and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto, which appears in this Form 10-K.
                                           Year ended December 31,
                                                  Historical
                                  1992    1993     1994      1995       1996
                                ------   -----   ------     -----      -----
                                     (In thousands, except per share data)
Statements of Operations
Revenue                           $306    $676   $2,272    $4,598    $16,038
Operating expenses:
  Residence operating expenses     197     213      251     1,553     10,267
  General and administrative        88     504    1,162     1,766      3,147
Stock Compensation Expenses(1)     ---     ---      ---       413        ---
Cost of construction services      ---     ---      870     1,069         62
Building rentals                   ---     ---      ---        55      2,982
Depreciation and amortization       23      25       88       460      1,229
Equity in net loss from
  unconsolidated affiliates        ---      10      298       279        ---
                                   ---     ---   ------    ------     ------
Total operating expenses           308     752    2,669     5,595     17,687
                                   ---     ---   ------    ------     ------
Loss from operations                (2)    (76)   (397)    ( 997)    (1,649)
Loss before taxes and
  extraordinary loss               (55)    (147)   (494)   (1,082)    (1,136)
Loss before extraordinary loss     (62)    (162)   (494)   (1,007)      (726)
Loss per share before
  extraordinary loss            $(0.03)  $(0.07) $(0.22)   $(0.36)    $(0.14)
Weighted average number of
  common shares outstanding       2,281    2,281   2,281     2,787      5,037


                                                   December 31,
                                                  (in thousands)
                                   1992     1993     1994      1995      1996
                                 ------    -----   ------     -----     -----
Balance sheet data:
Working capital (deficit)         $(137)   $(134)  $(511)    $9,218     $7,116
Total assets                        697      798    3,736    43,093     77,818
Long-term debt, excluding
  current portion                   576      621    1,009     6,562     39,589
Stockholders' equity               (138)    (300)    (794)   25,205     24,510



(1) Reflects a nonrecurring charge to compensation expense related to a one-time grant of options to purchase 37,000 shares of the Company's Common Stock at $0.10 per share, which were granted to certain officers and key employees, excluding Messrs. Buchanan and Vick, at the time of the Offering.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General. The Company was formed in 1991 and, prior to its initial public offering in October 1995, used a series of limited partnerships and limited liability companies to finance the development and construction of residences in which it retained certain minority and majority interests. In January 1994, the Company acquired BCI Construction, Inc. (formerly Buchanan Homes, Inc.), a construction management company, which previously constructed all of the residences developed by the Company. During 1994, the Company secured a significant financing commitment from Health Care REIT, Inc. ("HCRI") and, as a result, initiated the development of a series of residences through Corridor Properties, L.L.C., which at that time was a 60% owned affiliate.

  On October 26, 1995, the Company issued 2,185,000 shares in a public offering realizing net proceeds of approximately $21,786,000. The Company utilized approximately $1,480,000 of the net proceeds to repay certain long-term debt and to pay a $500,000 termination fee to HCRI in connection with the termination of the Company's loan agreement. The Company used the remaining net proceeds to finance development. Also, in connection with the Company's initial public offering, the Company entered into the Reorganization Transaction. (See Note 1 to Consolidated Financial Statements.)

  During 1996, the Company has continued its efforts to expand its market share in the assisted living residence segment of the long-term care industry through development, construction and acquisition of assisted living residences. On March 26, 1996, Assisted Living Properties Inc. ("ALP"), a wholly-owned subsidiary of the Company, entered into an operating lease agreement with Meditrust to lease three assisted living residences previously owned by franchisees of the Company. Concurrently with this transaction the franchisees, Masters Associates, L.L.C. ("Masters"), the owner of the Derby, Kansas residence, Hays Assisted Living, L.L.C. ("HAL"), the owner of the
Hays, Kansas residence, and Wellington Partners, L.L.C. ("WPL"), the owner of the Wellington, Kansas residence, contemporaneously sold all of their assets (principly consisting of their real property, building, improvements, furniture and equipment) to Meditrust. The Company previously managed the Derby, Hays and Wellington residences for the franchisees. On March 26, 1996, the Management and Franchise Agreements with Masters, HAL and WPL were terminated and ALP assumed all the operations and residents' lease agreements. The sale price of each facility was the result of negotiations among the Company, Meditrust and the three franchisees. Mr. Bushee, a director of the Company, is the Chief Operating Officer of Meditrust. D. Ray Cook, M.D., a director and principal shareholder of the Company, was a passive investor in Masters and WPL.

  On May 23, 1996, the Company increased its funds available for development, construction and acquisitions of assisted living residences by selling, in a private placement, at par $35,000,000 of 6.75% convertible subordinated debentures due June 30, 2006 ("the Debentures"). The Debentures, noncallable for three years, are convertible into shares of common stock of the Company at the conversion price of $22.42 per share, which equates in aggregate to approximately 1,561,106 shares. The Company is using the net proceeds of $33,398,000 to finance future development. The Debentures and underlying securities were registered on Form S-3 with the Securities and Exchange Commission on November 19, 1996.

  On August 1, 1996, the Company acquired the land, building, and other fixed assets of Woodland Terrace, a 45 unit retirement and assisted living residence located in Liberal, Kansas. The Company also acquired an operating lease on a 37 unit retirement and assisted living residence located in Coffeyville, Kansas on December 31, 1996. The Company had managed the property since September 1, 1996.

  The acquisition and opening of new residences brings the total number of company owned/leased residences open at December 31, 1996, to 58 in addition to eight franchised or managed residences for a total of 66. The Company began operations in the State of Texas in the second quarter of 1996, in the State of Florida in the third quarter of 1996 and has now begun operations in the State of Ohio by opening the Findlay location in the first quarter of 1997. The Company opened 17 residences containing 663 units during the three months ended December 31, 1996, and 41 residences containing 1,519 units during the year ended December 31, 1996.

  The following table presents the number of owned/leased, managed or franchised residences and the number of residences under construction and under development, by state, as of December 31, 1996 and 1995.

                       Owned/Leased  Managed/Franchised  Under Construction  Under Development
                       ------------  ------------------  ------------------  -----------------
                       1995    1996    1995      1996      1995     1996       1995   1996
                      -----   -----   -----     -----     -----    -----      -----  -----
Residences by state
Kansas                  11      16      10          7         0        0          0      0
Oklahoma                 6      19       0          0         7        3          7      0
Texas                    0      18       0          0         4        9         13      0
Florida                  0       5       0          0         0        7          6     12
Colorado                 0       0       0          1         0        3          0      4
Ohio                     0       0       0          0         0       10          0      8
Other States             0       0       0          0         0        0          0     12
                     -----    ----    ----       ----     -----     ----      -----   ----
Total Residences        17      58      10          8        11       32         26     26
                      ====    ====     ===        ===      ====      ===       ====   ====
Total Units
                       516   2,035     358        309       387    1,340      1,007  1,498
                      ====   =====     ===        ===       ===    =====      =====  =====

  The Company plans to finance its development and construction of new residences primarily through the proceeds of the Debentures and through the use of financing agreements involving the sale and immediate lease back of the land, building and equipment used at the residences.

  The Company has experienced recurring net losses since its inception resulting from the expenses incurred to establish the infrastructure necessary to support its aggressive residence development program, as well as operating losses incurred on newly opened residences during the lease-up period.

  The following table sets forth the number of residences and units owned/ leased or managed/franchised and the stabilized occupancy and private pay percentages as of December 31, 1993, 1994, 1995, and 1996.

                                          At December 31,
                                  1993     1994     1995      1996
                                 -----    -----    -----     -----
Residences
  Owned/Leased(1)                    3        9       17        58
  Managed/Franchised                 1        6       10         8
                                   ---      ---      ---       ---
Total                                4       15       27        66
Units
  Owned/Leased                      73      250      516      2,035
  Managed/Franchised                37      207      358        309
                                  ----     ----     ----      -----
Total                              110      457      874      2,344

Stabilized Occupancy percentage(2)
                                   100%     95%      96%        97%
Units private pay                  100%    100%     100%        99%
Average monthly rent/unit        $1,355  $1,505   $1,618     $1,688
Average monthly rent/unit
including community fees           ---      ---     $1,705   $1,753

(1) Prior to the Reorganization Transaction, residences were owned by limited partnerships, limited liability companies, or a corporation.
(2) Stabilized occupancy percentage represents the occupancy at the dates presented and only includes those residences that have been operating in excess of nine months or that have reached an occupancy rate of 95% (does not include Managed/Franchised units).

  Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's S-1 Registration Statement dated October 26, 1995 and the Company's S-3 Registration Statement dated November 1, 1996, should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

Results of Operations

Year Ended December 31, 1996 as Compared to Year Ended December 31, 1995

  Revenues. Total revenues increased to $16,038,000 in 1996 compared to $4,598,000 in 1995, an increase of $11,440,000 or 249%. This increase is primarily attributable to an increase of $13,279,000 in residence rentals as a result of the 1,519 new rental units that have been developed and acquired by the Company since December 31, 1995, and the 330 rental units acquired in the Reorganization Transaction. The overall decrease in other revenues is primarily due to the Company's efforts to rapidly develop Company owned residences, primarily through new construction and acquisitions, and the Company's decreasing emphasis on revenue from developing, managing and constructing franchise residences. The Company expects that franchise and royalty fee revenues, which have historically produced higher margins than rental revenue, will continue to decline as a percentage of the Company's total revenue.

  Residence Operating Expenses. Residence operating expenses increased to $10,267,000 compared to $1,510,000 for the same period in 1995, an increase of $8,757,000 or 580%. The increase is attributable to the increase in the number of new residences as described above. Additionally in 1996, the Company opened residences with a greater number of rental units per building, resulting in higher fixed property expenses, during the lease-up period than experienced in 1995. The Company does not allocate general and administrative overhead charges to the residences.

  General and Administrative Expenses. General and administrative expenses increased to $3,147,000 in 1996 from $1,810,000 during the same period in 1995, an increase of $1,337,00 or 74%. The increase is primarily attributable to the increase in payroll costs and associated costs relating to the expansion in the number of management and support personnel to facilitate the Company's increase in residences and growing development program. Other increases came in the areas of marketing, advertising, professional fees, and other expenses related to being a publicly traded company.

  Cost of Construction Services. Cost of construction services decreased to $63,000 in 1996 from $1,069,000 during the same period in 1995. The decrease is attributable to a decrease in such services to franchisees.

  Building Rentals. Building rental increased to $2,982,000 in 1996, up from $55,000 during the same period in 1995. Such costs reflect the operating leases entered into during 1996. The Company had 5 residences under operating leases at the end of 1995, and entered into an additional 41 operating leases during 1996, resulting in a total of 46 residences operating under an operating lease agreements at December 31, 1996.

  Depreciation and Amortization. Depreciation and amortization increased to $1,229,000 in 1996, compared to $460,000 in 1995, an increase of $769,000 or
167%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $631,000 in 1996, compared to $169,000 in 1995, an increase of $462,000.
Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the residence for rent. These prerental costs are amortized over a 12 month period commencing in the month the residence opens. Prerental costs (net of amortization) was approximately $1,339,000 at December 31, 1996, compared to approximately $242,000 at December 31, 1995, an increase of approximately $1,097,000. The increase in prerental costs is primarily attributable to two factors. First, the Company opened 36 residences during 1996 compared to 8 residences opened in 1995, an increase of 28 residences. Second, the Company has experienced higher prerental costs on a per residence basis as it has begun operations in the markets of Florida and Texas. The Company incurred prerental costs averaging approximately $51,000 per residence in 1996 ($42,000 for the first ten residences in 1997), which represents a significant increase over expenditures incurred per residence during the same period in 1995. Management anticipates that prerental costs per residence will continue to be higher than the amounts incurred in 1995, as a result of the higher costs in the new markets the Company is entering, and that the amortization of these prerental costs will continue to impact the Company's results of operations.

  Depreciation was $598,000 in 1996, compared to $291,000 in 1995, an increase of $307,000 or 105%. The increase is attributable to the residences acquired in the Reorganization Transaction and the depreciation related to the property and equipment acquired since December 31, 1995.

  Equity In Net Loss From Investments in Unconsolidated Affiliates. Equity in net loss from investments in unconsolidated affiliates decreased to $0 in 1996 from $279,000 in 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

  Interest Income. Interest income increased to $1,042,000 in 1996 up from $204,000 in 1995. The increase is attributable to the investment of excess cash balances in U.S. Treasury Securities.

  Interest Expense. Interest expense increased to $534,000 in 1996, up from $375,000 in 1995. The increase is attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the interest incurred relating to the Debentures.

  Income Taxes. In 1996, the Company recorded a tax benefit of $409,000 compared to $75,000 in 1995. This benefit recognized the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and, as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax basis required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the subsequent periods.

Year Ended December 31, 1995 as Compared to Year Ended December 31, 1994

  Revenues. Total Revenues increased to $4,598,000 in 1995 from $2,272,000 in 1994, an increase of $2,326,000 or 102%. This increase was primarily attributable to an increase of $1,936,000 in residence rentals as a result of the residences acquired in the Reorganization Transaction, rentals from six new Company owned residences and rentals from the Abilene residence which has been included in the Company's operations since May 31, 1995. Additionally, other revenues increased to $2,301,000 from $1,911,000 in 1994, an increase of $390,000 or 20%. Such increase was attributable to an increase in initial franchise and royalty fees of $55,000, a 23% increase from $236,000 in 1994, an increase in management and service fees of $184,000, a 60% increase from $306,000 in 1994, and an increase in construction services of $161,000, a 15% increase from $1,056,000 in 1994. Such increases were primarily a result of the development and operation of additional franchise residences which opened during 1995 and 1994. The overall increase in other revenues was partially offset by a reduction in developmentfees of $10,000, a 3% reduction from $313,000 in 1994, attributable to the Company's increased focus on development and construction of its own residences and the reduction of fees from the residences that were acquired as part of the Reorganization Transaction.

  Residence Operating Expenses. Residence operating expenses increased to $1,510,000 in 1995 from $251,000 in 1994, a 502% increase, reflecting the expenses associated with the operation of the residences previously described.

  General and Administrative Expenses. General and administrative expenses increased to $1,810,000 in 1995 from $1,162,000 in 1994, an increase of $648,000 or 56%. The increase was primarily the result of additional payroll and associated costs of approximately $557,000 relating to the expansion in the number of management and support personnel to facilitate the Company's growing development program. The remaining increase of $91,000 was attributable to an increase in marketing, advertising costs and overall increases in other general corporate expenses incurred to support the growth in personnel.

  Stock Compensation Expenses. Stock compensation expense increased to $413,000 in 1995 from $0 in 1994. Such costs represent a one-time grant of non-qualified stock options on October 26, 1995 to purchase 37,000 shares of common stock at $0.10 per share to certain executive officers and key employees (excluding Messrs. Buchanan and Vick). The options vested immediately and will be exercisable in three 20% increments at the end of each six-month period subsequent to October 26, 1995, with the remaining 40% balance becoming exercisable on October 26, 1997.

  Cost of Construction Services. Cost of construction services increased to $1,069,000 in 1995 from $869,000 in 1994, a 23% increase. Such an increase was attributable to an increase in such services provided to franchisees.

  Building Rental. Building rental increased to $55,000 in 1995 from $0 in 1994. Such costs reflect the operating leases entered into for the Ponca City residence in September 1995, and the Dodge City, Great Bend, McPherson and Salina residences in December 1995.

  Depreciation and Amortization. Depreciation and amortization increased to $460,000 in 1995 from $88,000 in 1994, an increase of $372,000. The increase was attributable to the residences acquired in the Reorganization Transaction and the depreciation related to property and equipment acquired during 1995.

  Equity in Net Loss from Investments in Unconsolidated Affiliates. Equity in net loss from investments in unconsolidated affiliates decreased to $278,000 in 1995, from $298,000 in 1994, a decrease of $20,000 or 7%. The decrease was attributable to the residences opened in 1994 reaching stabilized occupancy during 1995. The Company's investments in its unconsolidated affiliates were terminated on October 26, 1995, as the minority interests were acquired in the Reorganization Transaction.

  Interest Income. Interest income increased to $204,000 in 1995, from $7,000 in 1994, an increase of $197,000. The increase was attributable to the investment of excess public offering proceeds in U.S. Treasury Securities.

  Interest Expense. Interest expense increased to $375,000 in 1995, from $103,000 in 1994, an increase of $272,000 or 264%. The increase was attributable to the assumption of debt associated with the residences acquired in the Reorganization Transaction and the cost of financing the Ponca City, Bartlesville, Midwest City and Enid residences.

  Income Taxes. For 1995, the Company recorded a tax benefit of $75,000 compared to $0 in 1994. This benefit recognizes the effect of the residences acquired in the Reorganization Transaction, whereby the Company accounted for the acquisition under the purchase method of accounting, and as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax bases required the Company to established the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred net tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the period subsequent to the date of the Reorganization Transaction. During 1995 and 1994, the pre-tax losses incurred by the Company prior to the date of the Reorganization Transaction were not tax benefited because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

  Loss before Extraordinary Item. Loss before extraordinary item increased to $1,007,000 in 1995 from $494,000 in 1994, an increase of $513,000 or 104%.
The increase was primarily attributable to increases in operating expenses resulting from the addition of overhead and the recognition of start-up losses from the opening of additional residences.

  Extraordinary Item. In 1995, the Company incurred an extraordinary pre-tax loss of $1,923,000 attributable to (i) the issuance of 87,823 shares of Common Stock and $500,000 paid in cash to HCRI as a termination fee in connection with the termination of the Company's loan commitment, and (ii) to the write-off of all unamortized financing costs incurred by the Company pursuant to the terminated loan commitment.

Liquidity and Capital Resources

  Working capital at December 31, 1996, was approximately $7,116,000, a decrease of $2,102,000 from $9,218,000 at December 31, 1995. Net cash used in operating activities totaled $201,000 which was primarily due to the prerental costs and higher operating expenses during the stabilization period associated with the development and opening of new residences. Net cash used in investing activities was $28,036,000, resulting primarily from the addition of $59,363,000 in property and equipment and offsetting proceeds of $39,038,000 from sale/leaseback transactions during 1996. Net cash provided from financing activities totaled $24,499,000 which was primarily the result of paying off the debt associated with the residences that were sold during the year and the net proceeds of approximately $33,400,000 received from the issuance of the Debentures.

  The Company has entered into sale/leaseback agreements with certain REITs providing for up to $200,000,000 as a source of financing the development, construction and, to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company enters into a series of sale/ leaseback transactions, whereby the Company sells residences at negotiated values and concurrently enters into a lease agreement for each residence.
The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 40 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. All of these lease arrangements provide the Company with a right of first refusal if the REIT were to seek to sell the property. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each Residence. Such percentages are typically equal to the yield of the most actively traded U. S. Treasury Note with a maturity comparable to the initial term of the lease in effect at the time of the transaction plus rates ranging from 3.25% to 3.75%. The minimum lease payments are adjusted annually by a percentage multiplier that is contingent upon changes in the Consumer Price Index. Through March 25, 1997, the Company had used $78,000,000. These leases are being accounted for as operating leases.

  As of December 31, 1996, the Company had invested excess cash balances in U.S. Treasury Securities. Capital expenditures for 1997 are estimated to total approximately $110,000,000 to $120,000,000, related primarily to the development of additional residences, which will be financed primarily with sale/leaseback transactions. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction financing and to the extent available, cash generated from operations. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to its existing residences. It is expected that cash generated from operations will be sufficient to fund any expenditures the Company may be required to make with respect to these residences.

Subsequent Events

  In February 1997, the Company formed a wholly owned subsidiary, Coventry Corporation (Coventry), to enter into joint venture agreements with the Company's development partners. Pursuant to the joint venture agreements, Coventry will hold majority interests in various limited liability corporations and limited partnerships formed to develop Sterling House residences (the "J.V.'s"). The J.V.'s, are being entered into to facilitate the Company's development strategy by forming strategic alliances with regional real estate development partners which are anticipated to enable the Company to develop and construct additional residences while reducing the investment of, and associated risk to, the Company. The Company's development partners will generally provide construction management experience, access to existing relationships with local contractors, suppliers and municipal authorities, knowledge of local and state building codes and zoning laws and assistance with site location for new residences. The Company, through Coventry, will assist in financing residences, contribute operational and industry expertise and will have management responsibility for the residences. The Company has both the option, at its election, and an obligation, at the election of its J.V. partners, to acquire the equity interests of the other partners at predetermined prices and times.

  At March 25, 1997, Coventry held an interest in Austin Development, Limited .On February 21, 1997, the Company transferred ownership of a site under construction in Findlay, Ohio to Austin Development, Limited for $2,500,000, evidenced by a promissory note for the same amount. Concurrently with this transaction, Austin Development, Limited entered into a management agreement and a license agreement with the Company.

  In January 1997, the Company formed North Central Assisted Living, L.L.C., ("NCAL") with Eby Development, a franchisee since 1992. NCAL will develop, construct and manage Sterling House residences. The Company holds a minority interest in NCAL.

Impact of Inflation

 Since the Reorganization Transaction, the Company's principal source of revenues is from resident rentals. The operations of the residences are affected by rental rates which are dependent upon market conditions and the competitive environment in the areas where the residences are located. Compensation to employees is the principal cost element relative to the operations of the residences. Although the Company has not historically experienced any adverse effects of inflation on salaries or other operating expenses, there can be no assurance that such trends will continue or that should inflationary issues arise that the Company will be able to offset such costs by increasing rental rates.

ITEM  8.  Financial Statements and Supplementary  Data

  See the Consolidated Financial Statements listed in the accompanying Index to Financial Statements on Page F-1 herein. Information required for financial schedules under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

ITEM 10.  Directors and Executive Officers of  Registrant

  Information required by this Item 10 is incorporated herein by reference to "Directors and Executive Officers of the Company," in the Company's Proxy Statement.

ITEM 11.  Executive Compensation

  Information required by this Item 11 is incorporated herein by reference to "Executive Compensation-Summary Compensation Table, Stock Option Grant Table, Aggregate Option Exercises in Last Fiscal Year and Fiscal Year- End Option Values Table, Employment Arrangements, Compensation of Directors, 1995 Incentive Plan and Non-Plan Options" in the Company's Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

  Information required by this Item 12 is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

  Information required by this Item 13 is incorporated herein by reference to "Certain Transactions" in the Company's Proxy Statement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A)  Documents Filed as Part of this Report

  1)  Financial Statements
  See "Index to Financial Statements and Schedules" on Page F-1 of this Report

  2)  Exhibits
  See Item 14C

B)  Reports on Form 8-K

  The Company filed no report on Form 8-K during the quarter ended December 31, 1996.

C)  Exhibits

STERLING HOUSE CORPORATION

Index to Exhibits

Exhibit No.                  Exhibit Description
------------------------------------------------------------------------------
2.1 Section 351 Agreement dated as of August 26, 1995, by and among the Company and its related entities. Filed as Exhibit 2 in the Company's Registration Statement on Form S-1 dated October 26, 1995, Registration Number 33-96283 (the "Registration Statement").

2.2 Purchase agreement dated June 6, 1996, by and between Sterling House Corporation and High Plains Senior Living, Inc. Filed as Exhibit 2.1 on Form 8-K dated August 1, 1996.

3.1 Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Registration Statement.

3.2  Bylaws of the Company. Filed as Exhibit 3.2 to the Registration Statement.

4.1 Specimen of Common Stock Certificate. Filed as Exhibit 4.1 to the Registration Statement.

4.2 Form of Sterling House Corporation Grant of Incentive Stock Options. Filed as Exhibit 4.2 to the Registration Statement.

4.3 Form of Sterling House Corporation Non-Qualified Stock Options Agreement. Filed as Exhibit 4.3 to the Registration Statement.

4.4  Schedule of Employees Receiving Stock Options Grants.  Filed as Exhibit
     4.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").

4.5 Form of Sterling House Corporation Director's Stock Option Agreement. Filed as Exhibit 4.5 to the 1995 10-K.

4.6  Schedule of Directors Receiving Stock Option Grants.  Filed as Exhibit
     4.6 to the 1995 10-K.

4.7 Form of Registration Rights Agreement, dated as of May 17, 1996, between the Company and the initial purchasers of its 6.75% Convertible Subordinated Debentures due 2006. Filed as Exhibit 4.9 to the Form S-3 dated November 1, 1996, Registration Number 333-15329 (the "Form S-3").

4.8  Form of 6.75% Convertible Subordinated Debenture due 2006.  Filed as
     Exhibit 4.10 to the Form S-3.

4.9 Indenture, dated as of May 23, 1996, between the Company and Fleet National Bank, as Trustee, in respect of the Company's 6.75% Convertible Subordinated Debentures due 2006. Filed as Exhibit 4.11 to the Form S-3.

10.1 Sterling House Corporation 1995 Stock Option Plan. Filed as Exhibit 10 .1 to the Registration Statement.

10.2 Franchise Agreement, dated November 1, 1995, by and between Sterling House Corporation and Great Plains Assisted Living, L.L.C.-Omaha, Nebraska. Filed as Exhibit 10.2 to the 1995 10-K.

10.3 Franchise Agreement, dated November 1, 1995, by and between Sterling House Corporation and Colorado Springs Assisted Living, L.L.C. - 615 South Pointe Court, Colorado Springs, Colorado. Filed as Exhibit 10.3 to the 1995 10-K.

10.4 Trust Indenture dated July 23, 1993 by and between Sterling House of Bethany, L.L.C., and Colonial Trust Company, Phoenix, Arizona for serial bond in the amount of $950,000. Filed as Exhibit 10.5 to the Registration Statement.

10.5 Trust Indenture, dated July 29, 1993, by and between Sterling House of Wichita, L.P. and Colonial Trust Company, Phoenix, Arizona for serial bonds in the amount of $950,000. Filed as Exhibit 10.6 to the Registration Statement.

10.6 License Agreement by and between Sterling Holdings, Inc. and Sterling House of Olathe, L.L.C. Filed as Exhibit 10.7 to the Registration Statement.

10.7 Franchise Agreement, dated July 15, 1994, by and between Sterling House Corporation and Capital Assisted Living, L.L.C. Filed as Exhibit 10.8 to the Registration Statement.

10.8 Franchise Agreement, dated November 1, 1995, by and between Sterling House Corporation and Sterling House of Olathe II, L.L.C, Kansas. Filed as Exhibit 10.8 to the 1995 10-K.

10.9 Franchise Agreement, dated August 25, 1994, by and between Sterling House Corporation and Great Plains Assisted Living, L.L.C. - Lenexa, Kansas. Filed as Exhibit 10.10 to the Registration Statement.

10.10 Franchise Agreement, dated August 25, 1994, by and between Sterling House Corporation and Great Plains Assisted Living, L.L.C. - Lawrence, Kansas. Filed as Exhibit 10.11 to the Registration Statement.

10.11 Franchise Agreement, dated April 4, 1995, by and between Sterling House Corporation and Great Plains Assisted Living, L.L.C. -Leawood, Kansas. Filed as Exhibit 10.12 to the Registration Statement.

10.12 Termination of Franchise Agreement, dated March 26, 1996, by and between Sterling House Corporation and Masters Associates, L.L.C. Filed as Exhibit 10.12 to the 1995 10-K.

10.13 Termination of Management Agreement, dated March 22, 1996, by and between Sterling House Corporation and Masters Associates, L.L.C. Filed as Exhibit 10.13 to the 1995 10-K.

10.14 Termination of Franchise Agreement, dated March 26, 1996, by and between Sterling House Corporation and Hays Assisted Living, L.L.C. Filed as Exhibit 10.14 to the 1995 10-K.

10.15 Termination of Management Agreement, dated March 22, 1996, by and between Sterling House Corporation and Hays Assisted Living, L.L.C. Filed as Exhibit 10.15 to the 1995 10-K.

10.16 Termination of Franchise Agreement, dated March 26, 1996, by and between Sterling House Corporation and Wellington Partners, L.L.C. Filed as Exhibit 10.16 to the 1995 10-K.

10.17 Termination of Management Agreement, dated March 22, 1996, by and between Sterling House Corporation and Wellington Partners, L.L.C. Filed as Exhibit 10.17 to the 1995 10-K.

10.18 Management Agreement, dated September 23, 1994, by and between Covenant Housing Corporation and Sterling Management Company, Inc. Filed as Exhibit 10.19 to the Registration Statement.

10.19 Lease, dated May 1, 1993, by and between the City of Abilene, Kansas, as Issuer and Sterling House of Abilene Limited Partnership, as Tenant, for the issuance of Assisted Living Revenue Bonds. Filed as
       Exhibit 10.20 to the Registration Statement.

10.20 Lease, dated June 1, 1993, by and between the City of Junction City, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant, for the issuance of Assisted Living Revenue Bonds. Filed as Exhibit 10.22 to the Registration Statement.

10.21 Lease, dated March 1, 1994, by and between the City of Arkansas City, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant, for the issuance of Assisted Living Revenue Bonds. Filed as Exhibit 10.23 to the Registration Statement.

10.22 Lease, dated December 1, 1993, by and between the City of Salina, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant, for the issuance of Assisted Living Revenue Bonds. Filed as Exhibit 10.24 to the Registration Statement.

10.23 Lease, dated August 1, 1993, by and between the City of Emporia, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant for the issuance of Assisted Living Revenue Bonds. Filed as Exhibit 10.25 to the Registration Statement.

10.24 Lease, dated May 1, 1994, by and between the City of Great Bend, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant, for the issuance of Assisted Living Residence Revenue Bonds. Filed as
       Exhibit 10.26 to the Registration Statement.

10.25 Lease, dated November 1, 1994, by and between the City of Dodge City, Kansas, as Issuer and Sterling Group, L.L.C., as Tenant, for the issuance of Assisted Living Residence Revenue Bonds. Filed as
       Exhibit 10.27 to the Registration Statement.

10.26 Lease, dated November 1, 1993, by and between the City of McPherson, Kansas, as Issuer and Scotia, L.L.C., as Tenant, for the issuance of Assisted Living Residence Revenue Bonds. Filed as Exhibit 10.28 to the Registration Statement.

10.27 Commitment Letter, dated October 5, 1995, by and between LTC Properties, Inc. and Sterling House Corporation. Filed as Exhibit
       10.27 to the 1995 10-K.

10.28 Commitment Letter, dated June 9, 1994, by and between Health Care REIT, Inc. and Corridor Properties, L.L.C. for the financing of assisted living facilities. Filed as Exhibit 10.30 to the Registration Statement.

10.29 Commitment Letter, dated August 29, 1995, by and between Health Care REIT, Inc. and Corridor Properties, L.L.C. for the financing of assisted living facilities. Filed as Exhibit 10.31 to the Registration Statement.

10.30 Form of Lease by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.30 to the 1995 10-K.

10.31 Form of Lease, by and between Assisted Living Properties, Inc. and Meditrust of Kansas Inc. for residences located in Wichita, Derby, Wellington and Hays, Kansas, and Bethany, Oklahoma. Filed as Exhibit
       10.31 to the 1995 10-K.

10.32 Form of Lease Agreement, by and between Sterling House Corporation and Coronado Corporation. Filed as Exhibit 10.32 to the 1995 10-K.

10.33 Schedule of executed Lease Agreements by and between Sterling House Corporation and Coronado Corporation. Filed as Exhibit 10.33 to the 1995 10-K.

10.34 Schedule of executed lease agreements by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.34 to the 1995 10-K.

10.35  Consulting Agreement, dated December 31, 1993, by and between Timothy
       J. Buchanan and the Company. Filed as Exhibit 10.39 to the Registration Statement.

10.36 Form of Employment Agreement between the Company and Timothy J. Buchanan. Filed as Exhibit 10.40 to the Registration Statement.

10.37 Form of Employment Agreement between the Company and Steven L. Vick. Filed as Exhibit 10.41 to the Registration Statement.

10.38 Form of Management Employment Agreement. Filed as Exhibit 10.42 to the Registration Statement.

10.39 Schedule of persons executing Management Employment Agreements. Filed as Exhibit 10.43 to the Registration Statement.

10.40 Form of Indemnity Agreement Among the Company, Timothy J. Buchanan and Steven L. Vick. Filed as Exhibit 10.44 to the Registration Statement.

10.41 Form of Stock Pledge Agreement between the Company and Timothy J. Buchanan. Filed as Exhibit 10.45 to the Registration Statement.

10.42 Form of Stock Pledge Agreement between the Company and Steven L. Vick. Filed as Exhibit 10.46 to the Registration Statement.

10.43 Letter of Intent, dated November 21,1995, by and between Sterling House Corporation and Meditrust. Filed as Exhibit 10.43 to the 1995 10-K.

10.44 Letter of Intent, dated November 21, 1995, by and between Sterling House Corporation and Meditrust. Filed as Exhibit 10.44 to the 1995 10-K.

10.45 Amendment to Letters of Intent, dated January 29, 1996, by and between Sterling House Corporation and Meditrust Mortgage Investments, Inc. Filed as Exhibit 10.45 to the 1995 10-K.

10.46 Franchise Agreement, dated September 21, 1995, by and between Sterling House Corporation and Brooks Development Co., LLC. Filed as Exhibit
       10.1 to the Form 10-Q for the Quarter ended March 31, 1996.

10.47 Amendment to Franchise Agreement, dated April 11, 1996, by and between Sterling House Corporation and Brooks Development Co., LLC. Filed as
       Exhibit 10.2 to the Form 10-Q for the Quarter ended March 31, 1996.

10.48 Letter of Agreement, dated February 3, 1996, by and between Sterling House Corporation and Robert A. Brooks. Filed as Exhibit 10.3 to the Form 10-Q for the Quarter ended March 31, 1996.

10.49 Letter of Intent dated April 3, 1996, by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.4 to the Form 10-Q for the Quarter ended March 31, 1996.

10.50 Franchise Agreement, dated July 16, 1996, by and between Sterling House Corporation and Colorado Springs Assisted Living, LLC. Filed as
       Exhibit 10.1 to the Form 10-Q dated June 30, 1996.

10.51 Form Amendment to Lease, by and between Sterling House Corporation and Colorado Springs Assisted Living, LLC. Filed as Exhibit 10.2 to the Form 10-Q dated June 30, 1996.

10.52 Form Amendment to Lease, by and between Assisted Living Properties, Inc. and Meditrust of Kansas, Inc. Filed as Exhibit 10.3 to the Form 10-Q dated June 30, 1996.

10.53 Form Amendment to Lease, by and between Sterling House Corporation and Kansas-LTC Corporation, formerly known as Coronado Corporation. Filed as Exhibit 10.4 to the Form 10-Q dated June 30, 1996.

10.54 Schedule of executed amendments to lease, by and between Sterling House Corporationand Kansas-LTC Corporation, formerly known as Coronado Corporation. Filed as Exhibit 10.5 to the Form 10-Q dated June 30, 1996.

10.55 Form of lease agreement, by and between Assisted Living Properties, Inc. and Meditrust of Florida, Inc. Filed as Exhibit 10.6 to the Form 10-Q dated June 30, 1996.

10.56 Schedule of executed lease agreements, by and between Assisted Living Properties, Inc. and Meditrust of Florida, Inc. Filed as Exhibit 10.7 to the Form 10-Q dated June 30, 1996.

10.57 Form of second amendment to lease agreement, by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.8 to the Form 10-Q dated June 30, 1996.

10.58 Schedule of executed second amendment to lease agreement, by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.9 to the Form 10-Q dated June 30, 1996.

10.59 Form of Amendment to lease agreement, by and between Sterling House Corporation and Health Care REIT, Inc. Filed as Exhibit 10.10 to the Form 10-Q dated June 30, 1996.

10.60 Schedule of executed amendment of lease agreements, by and between Sterling House Corporation and Health Care REIT, Inc. Filed as
       Exhibit 10.11 to the Form 10-Q dated June 30, 1996.

10.61 Letter of Agreement, dated August 13, 1996, by and between Sterling House Corporation and LTC Properties, Inc. Filed as Exhibit 10.1 to the Form 10-Q dated September 30, 1996.

10.62 Letter of Agreement, dated September 25, 1996, by and between Sterling House Corporation and Nationwide Health Properties, Inc. Filed as
       Exhibit 10.2 to the Form 10-Q dated September 30, 1996.

10.63 Amendment to letter of agreement, dated November 12, 1996, by and between Sterling House Corporation and Nationwide Health Properties, Inc. Filed as Exhibit 10.3 to Form 10-Q dated September 30, 1996.

10.64 Franchise agreement, dated February 3, 1997, by and between Sterling House Corporation and Great Plains Assisted Living, LLC-Lincoln, Nebraska.

10.65 Franchise agreement, dated February 19, 1997, by and between Sterling House Corporation and Great Plains Assisted Living, LLC-8740 Caenea Lake Road, Lenexa, Kansas.

10.66 Franchise agreement, dated February 19, 1997, by and between Sterling House Corporation and Great Plains Assisted Living, LLC-Sioux City, Iowa.

10.67 Schedule of executed lease agreements by and between Sterling House Corporation and LTC Properties, Inc.

10.68 Form of lease agreement by and between Sterling House Corporation and LTC Properties, Inc. dated December 27, 1996.

10.69 Schedule of executed lease agreements by and between Sterling House Corporation and MLD Texas Trust.

10.70 Form of lease agreement by and between Sterling House Corporation and MLD Texas Trust dated November 29, 1996.

10.71 Schedule of executed lease agreements by and between Sterling House Corporation and NH Texas Properties, LP.

10.72 Form of lease agreement by and between Sterling House Corporation and NH Texas Properties, Inc. dated January 14, 1997.

10.73 Schedule of executed lease agreements by and between Sterling House Corporation and Nationwide Health Properties, Inc.

10.74 Form of lease agreement by and between Sterling House Corporation and Nationwide Health Properties, Inc. dated January 14, 1997.

10.75 Joint Venture Agreement by and between Coventry Corporation and SDR Development, Inc. dated February 21, 1997.

21     Subsidiaries of the Company

23.1  Consent of Ernst & Young LLP.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling House Corporation
Registrant

March 31, 1997                By:         /s/  Timothy J. Buchanan

                              Name:  Timothy J. Buchanan
                              Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the date indicted.

Signature                   Title                            Date

/s/ TIMOTHY J. BUCHANAN     Chairman of the Board and        March   31, 1997
Timothy J. Buchanan         Chief Executive Officer
                            (Principal Executive Officer)

/s/ STEVEN L. VICK          President and Director           March   31, 1997
Steven L. Vick

/s/ R. GAIL KNOTT           Chief Financial Officer          March   31, 1997
R. Gail Knott               Secretary and Treasurer
                            (Principal Financial Officer)

/s/ MICHAEL F. BUSHEE       Director                         March   31, 1997
Michael F. Bushee

/s/ D. RAY COOK, M.D.       Director                         March   31, 1997
D. Ray Cook, M.D.

/s/ DIANA M. LAING          Director                         March   31, 1997
Diana M. Laing

/s/ RONALD L. MERCER        Director                         March   31, 1997
Ronald L. Mercer

                     Sterling House Corporation

                   Index to Financial Statements




Report of Independent Auditors                                             F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995               F-3
Consolidated Statements of Operations for the Years Ended
  December 31,1996, 1995 and 1994                                          F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                             F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                         F-7
Notes to Consolidated Financial Statements                                 F-9

                     Report of Independent Auditors

The Board of Directors and Stockholders
Sterling House Corporation

We have audited the accompanying consolidated balance sheets of Sterling House Corporation as of December31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling House Corporation at December31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG, LLP


February 10, 1997
Wichita, Kansas

                    Sterling House Corporation

                    Consolidated Balance Sheets

                                                           December 31,
                                                       1996            1995
                                                       ----            ----
Assets
Current assets:
   Cash and cash equivalents (Note 11)              $13,658,827    $17,396,355
   Accounts receivable                                   ---            ---
      Construction due from REIT                      3,847,647         ---
      Trade                                             417,820        157,616
      Other                                             143,138        400,437
   Prerental costs (net of amortization)              1,339,309        242,285
   Deferred income taxes (Note 9)                        ---           138,238
   Other                                                560,151        582,945
                                                     ----------     ----------
Total current assets                                 19,966,892     18,917,876

Property and equipment (Notes 5, 6, and 8)
   Land and improvements                              1,384,013      3,714,642
   Buildings                                         10,189,690     14,977,356
   Leasehold improvements                                40,997         26,636
   Vehicles and equipment                               626,715        393,599
   Furniture, fixtures and office
      equipment                                       1,311,823      1,273,480
   Construction in progress                          40,382,765      3,102,364
                                                     __________     __________
                                                     53,936,003     23,488,077
   Less accumulated depreciation                       (829,966)      (406,353)
                                                     ----------     ----------
Net property and equipment                           53,106,037     23,081,724

Other assets:
   Bond financing cost                                1,495,200        142,707
   Restricted investments                             1,663,784        ---
   Other                                              1,586,505        950,757
                                                     __________     __________
Total other assets                                    4,745,489      1,093,464
                                                     __________     __________

Total assets                                        $77,818,418    $43,093,064
                                                    ===========    ===========

See accompanying notes.

                      Sterling House Corporation

                      Consolidated Balance Sheets

                                                            December 31,
                                                         1996          1995
                                                         ____          ____
Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings (Notes 5 and 11)              $      ---  $  6,726,428
  Accounts payable                                      9,786,224    1,832,100
  Accrued expenses:
    Salaries and benefits                                 924,279      255,316
    Interest                                              107,912      284,620
    Other                                               1,171,161      133,584
  Deferred income taxes (Note 9)                          236,894      ---
  Deferred rent and refundable deposits                   408,307      189,509
  Current maturities of long-term debt                    215,623      277,966
                                                       __________     ________
  Total current liabilities                            12,850,400    9,699,523

Long-term debt (Notes 8 and 11)                        39,589,497    6,561,808
Deferred income taxes (Note 9)                            423,177    1,214,570
Accrued stock option compensation(Note 12)                387,419      412,550
Deferred revenue and other                                 57,977      ---
Commitments (Note 14)                                         ---      ---

Stockholders' equity (Notes  8, 10 and 12)
  Preferred stock; no par value; 20,000,000 shares
  authorized, none issued and outstanding                     ---      ---

  Common stock; no par value; 75,000,000 shares
  authorized, 5,038,836 shares issued and outstanding
  (5,035,000 in 1995)                                  28,216,042   28,184,228

  Accumulated deficit                                 (3,706,094)  (2,979,615)
                                                       __________   __________
Total stockholders' equity                             24,509,948   25,204,613
Total liabilities and stockholders'
  equity                                              $77,818,418  $43,093,064
                                                       ==========   ==========

See accompanying notes.

                           Sterling House Corporation
                      Consolidated Statements of Operations

                                                 Year Ended December 31,
                                              1996         1995       1994
                                              ____         ____       ____
Revenue:
  Residence rental                        $15,575,866   $2,296,994   $360,943
  Development fees:
    Affiliates (Note 13)                      ---          302,871    188,370
    Other                                     ---          ---        125,000
  Initial franchise and royalty fees:
    Affiliates (Note 13)                       54,606      168,880    152,019
    Other                                     126,523      122,083     83,643
  Management and service fees:
    Affiliates (Note 13)                      ---          345,320    232,460
    Other                                     114,527      144,363     73,416
    Construction services:
    Affiliates (Note 13)                      ---          803,302 	  602,052
    Other                                     166,720      413,822    454,180
                                            __________    _________  _________

                                           16,038,242    4,597,635  2,272,083

Operating expenses:
  Residence operating expenses             10,267,289    1,509,599    251,484
  General and administrative                3,147,191    1,810,186  1,162,149
  Stock compensation expense (Note 12)        ---          412,550    ---
  Cost of construction services                62,976    1,069,270    869,482
  Building rental                           2,981,529       55,147    ---
  Depreciation                                597,715      290,761     88,190
  Amortization                                630,916      169,313    ---
  Equity in net loss from investments in
   unconsolidated affilates                   ---          278,636    298,327
                                           __________    _________  _________
Total Operating expenses                   17,687,616    5,595,462  2,669,632
                                           __________    _________  _________
Loss from operations                       (1,649,374)    (997,827)  (397,549)
Other income (expenses):
  Interest income                           1,042,628      204,476      7,072
  Interest expense (net of interest
   capitalized in 1996, 1995 and 1994
   of $1,435,376, $344,982 and $33,017)       (534,016)    (375,165)  (102,794)
  Minority interest share of (income)
   loss of subsidiaries                           ---       47,757     (1,074)
  Other                                         4,920       38,833    ---
                                           __________    _________  _________
                                              513,532      (84,099)   (96,796)
                                           __________    _________  _________
Loss before income taxes and
 extraordinary item                        (1,135,842)   1,081,926)  (494,345)
Benefit for income taxes (Note  9)            409,363       74,512    ---
                                           __________   __________  _________
Loss before extraordinary item               (726,479)  (1,007,414)  (494,345)
                                           __________   __________  _________
Extraordinary item:
  Loss from early retirement of financing
  agreements, net of tax benefit of $747,098
  (Note 7)                                    ---       (1,175,933)    ---
                                            ---------  -----------  ----------
Net loss                                    $(726,479) $(2,183,347) $(494,345)
                                            ==========   ==========  =========
Net loss per common share:
  Loss before extraordinary item               $(.14)       $(.36)     $(.22)
  Extraordinary item                             ---         (.42)       ---
                                            ---------    ---------   ---------
Net loss                                       $(.14)       $(.78)     $(.22)
                                            ==========   ==========  =========
Weighted average number of common shares
  outstanding                                5,036,779    2,786,868  2,281,416

See accompanying notes.

                           Sterling House Corporation

                Consolidated Statements of Stockholders' Equity



                                  Preferred    Common Stock              Accumulated
                                    Stock    Number     Amount        Deficit     Total

Balance at December 31, 1993
                                  $ ---    2,281,416 $    2,000     $(301,923) $(299,923)
Net loss                            ---     ---           ---        (494,345)  (494,345)
                                   -------------------------------------------------
Balance at December 31, 1994
                                    ---    2,281,416       2,000     (796,268)  (794,268)
Shares issued-initial public
  offering (Note 1)                 ---    2,185,000   21,785,649        ---  21,785,649
Shares issued-acquisition of
  assisted living facilities
 (Note 3)                           ---      480,761    5,408,570       ---    5,408,570
Shares issued-termination fee
 (Note 7)                           ---       87,823      988,009       ---      988,009
Net loss                            ---       ---         ---     (2,183,347) (2,183,347)
                                   -----------------------------------------------------
Balance at December 31, 1995
                                    ---    5,035,000   28,184,228 (2,979,615) 25,204,613
Shares issued-1995 options
  exercised (Note 12)               ---        3,836       43,155       ---       43,155
Tax effect of options
  exercised                         ---          ---      (11,341)      ---      (11,341)
Net loss                            ---          ---       ---      (726,479)   (726,479)
                                   -----------------------------------------------------
Balance at December 31, 1996
                                  $ ---    5,038,836  $28,216,042 $(3,706,094)$24,509,948
                                   ========================================================

See accompanying notes.

                             Sterling House Corporation

                       Consolidated Statements of Cash Flows

                                                             Year Ended December 31,
                                                        1996            1995          1994
                                                      ______________________________________

Operating activities
Net loss                                              $   (726,479)  $ (2,183,347) $ (494,345)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                          1,228,631        460,074      88,190
  Amortized rent and interest expense                      156,891        ---         ---
  Deferred income taxes                                   (409,363)       (74,512)      7,292
  Equity in net loss from investments in
   unconsolidated affiliates                               ---            278,636     298,327
  Minority interest in loss of
  subsidiaries                                             ---            (47,757)      1,074
  Loss on early retirement of financing
   agreement, excluding cash paid                          ---            675,933     ---
  Stock option compensation                                ---            412,550     ---
  Net change in operating assets and liabilities:
    Accounts receivable                                     (2,905)       154,835     264,336
    Earnings in excess of billings on
     uncompleted contracts                                 ---            143,605    (102,759)
    Deferred rent and refundable deposits                  190,798         42,381      (6,303)
     Prerental costs                                    (1,727,741)      (266,456)     (3,377)
     Accrued expenses                                      745,843       (138,841)     75,651
     Accounts payable                                      342,863        710,757    (157,810)
     Other                                                     934       (100,835)    230,299
                                                      _____________________________________
Net cash (used)/provided by
 operating activities                                     (200,528)        67,023     200,575

Investing activities
Purchases of property and equipment                    (59,362,598)   (11,998,796)   (880,204)
Construction receivable due form REIT                   (3,847,647)       ---         ---
Proceeds from sale/leaseback
  transactions                                          39,037,567      8,117,576     ---
Proceeds from sale of property and
  equipment                                                ---        130,103     ---
Advances to affiliates                                     ---        127,230    (127,230)
Acquisitions of Assisted living facilities,
 net of cash acquired
(Note 3)                                                (2,200,000)      (253,053)    ---
Net cash acquired in acquisition of
 assisted living facilities                                ---             92,455     ---
Purchases of restricted investments                     (1,663,784)       ---         ---
Other assets                                               ---              9,909      (3,893)
                                                      ______________________________________
Net cash used in investing activities                 $(28,036,462)   $(3,774,576)$(1,011,327)

                                      Sterling House Corporation

                                    Consolidated Statements of Cash Flows
                                         Year Ended December 31,

                                                         1996           1995        1994
                                                       -------------------------------
Financing activities
Net change in notes payable                         $     ---      $   (88,200) $ 48,200
Proceeds from short-term borrowings                    5,749,008     7,700,130   552,906
Payments on short-term borrowings                    (12,475,436)   (1,574,051)     ---
Payments on long-term debt                            (2,007,500)   (7,445,294) (177,384)
Proceeds from issuance of
  convertible bonds payable                           35,000,000         ---        ---
Expenditures for financing costs                      (1,602,000)        ---        ---
Payments on notes payable to
  stockholders                                             ---         (85,975)   (5,476)
Proceeds from initial public offering                      ---      21,785,649      ---
Proceeds from issuance of long-term debt                   ---         283,583   276,483
Contributed capital from minority members                  ---           ---     670,000
Other                                                   (164,610)      (57,023)  (96,771)
                                                      -----------------------------------
Net cash provided by financing activities             24,499,462    20,518,819  1,267,958
                                                      -----------------------------------
Net (decrease)/increase in cash                       (3,737,528)   16,811,266    457,206
Cash at beginning of period                           17,396,355       585,089    127,883
                                                      ----------------------------------
Cash at end of period                                $13,658,827   $17,396,355   $585,089
                                                      ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest              $2,039,297      $449,493   $135,335
  Cash paid (received) during the year
   for income taxes                                        ---         (13,147)    14,852

Supplemental schedule of noncash investing and financing activities:
During 1994, the Company purchased the outstanding stock of BCI Construction, Inc. from a stockholder in exchange for the Company's note payable of $300,000. In conjunction with the acquisition, liabilities were assumed as follows:


     Fair value allocated to assets     $1,249,709
     Issuance of note payable              300,000
                                        ----------
     Liabilities assumed                $  949,709
                                        ==========

During 1994, the Company purchased $91,006 of furniture, fixtures and office equipment through capital leases.

During 1995, the Company acquired all the assets of Sterling House of Wichita, L.P., Sterling House of Bethany, L.L.C., Sterling Group, L.L.C., and Scotia, L.L.C. and acquired the minority interest remaining in Corridor Properties, Inc. and Sterling House of Abilene, L.P. in exchange for 480,761 shares of the Company's common stock and the assumption by the Company of all the liabilities of each entity (see Note 1-Background). In conjunction with such acquisition, liabilities were assumed as follows:

     Fair value allocated to assets          $18,543,059
     Elimination of intercompany accounts      1,513,840
     Issuance of common stock                 (5,408,570)
                                              -----------
     Liabilities assumed                     $14,648,329
                                             ===========
See accompanying notes.

1. Background

Sterling House Corporation (the "Company"), was organized as a Kansas corporation in April 1991 for the purpose of developing, operating, constructing, managing, franchising and owning Sterling House assisted living facilities. On October26, 1995, the Company completed an initial public offering ("IPO") in which it sold 2,185,000 shares of its common stock and realized net proceeds of $21,785,649. Prior to the effective date of the IPO, the Company's consolidated financial statements included the accounts struction, Inc. ("BCI"), formerly Buchanan Homes, Inc., SH Franchise, Inc. ("SHFI"), and Sterling Partners, L.L.C. ("Partners"), and its majority owned indirect subsidiary, Corridor Properties, L.L.C. ("Corridor"). Corridor was a 60% majority owned subsidiary of the Company. In addition, prior to the IPO, the Company had investment interests in certain affiliated limited partnerships and limited liability companies that developed and operated Sterling House assisted living facilities. Ownership of such investments ranged from 1% to 40% and the Company accounted for such investments using the equity method of accounting.

Concurrently with the IPO, the Company merged SHFI, SMC and Partners into the Company and completed a reorganization transaction which included a series of transactions involving the Company's common stock (the "Reorganization Transaction") and enabled the Company to acquire all the remaining interests in certain affiliates that operated Sterling House assisted living facilities as follows:

                                 Company's         Company's         Company's
                                 Ownership         Ownership          Shares
                                Interest at      Interest After     Issued in
  Entity                      October 26, 1995    the Exchange    the Exchange
------------------------------------------------------------------------------
Sterling House of Wichita, L.P.      25.0%             100.0%            53,333
Sterling House of Bethany, L.L.C.    20.0%             100.0%            53,333
Sterling Group, L.L.C.               40.0%             100.0%           192,000
Scotia, L.L.C.                       28.3%             100.0%            32,889
Sterling House of Abilene, L.P.      62.3%             100.0%            30,095
Sterling House of Augusta, Inc.       0.0%             100.0%            42,845

Corridor Properties, L.L.P.         60.0%             100.0%           119,111
                                                                        -------
                                                                        523,606
                                                                        =======

Line of Business

The Company is involved in developing, operating, constructing, managing, franchising and owning Sterling House assisted living facilities (the Residences). The Company also enters into general contractor arrangements for the construction of residential properties. The Company's principal sources of revenues in 1996 are resident rentals (Note 4). For years prior to 1996, the Company's principal sources of revenues were development, management, royalty and franchise fees, and construction revenues from both affiliates and nonaffiliates which developed and operates Residences.

At December 31, 1996, 1995 and 1994, the Company had seven, nine and fourteen operating franchised Residences, respectively, one of which opened in 1996 and 6 of which opened in 1995. During 1995 and in connection with the Exchange, the Company acquired 11 franchised Residences. In addition, the Company acquired an additional three franchised residences in 1996 (Note 3).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary and/or former subsidiaries prior to the IPO after elimination of all material intercompany accruals and transactions. The minority interests, which were acquired in the Exchange, represents the minority members' and partners' proportionate interest in Corridor and Abilene prior to the Reorganization Transaction.

Cash

For purposes of the consolidated statements of cash flows, the Company considers cash to include currency on hand, demand deposits and short-term investments with maturities of three months or less.

Concentration of Credit Risk

The Company's financial instruments that were exposed to concentrations of credit risk consist primarily of cash. The Company places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository insurance limit.

Prerental Costs

Costs incurred in connection with preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the Residences for rent are capitalized. These prerental costs are amortized over 12 months beginning when the Residences are available for occupancy. Accumulated amortization on such prerental costs at December 31, 1996 and 1995 was $763,536 and $132,819, respectively.

Property and Equipment

Property assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows:

Land improvements                            15 years
Buildings                                    40 years
Leasehold improvements                     5-13 years
Vehicles and equipment                        5 years
Furniture, fixtures and office equipment   3-10 years

Property and equipment include interest costs and property taxes incurred during the construction period, as well as development fees and other costs directly related to the development and construction of the Residences. Maintenance and repairs are charged to income as incurred and significant renewals and betterments are capitalized. Deductions are made for retirements resulting from the renewals or betterments.

Intangible Assets

Intangible assets include costs incurred in connection with obtaining long-term financing. Such costs have been capitalized and are being amortized over the term of the related financing using the effective interest method. Accumulated amortization at December 31, 1996 and 1995 was $106,800 and $160,916, respectively.

Initial Franchise and Royalty Fee Revenue

The Company is the franchisor of the Sterling House concept. Under the franchise agreement (the "Agreement"), the Company provides a Franchisee with the right to use the formats, trade name and methods developed by the Company. Each Agreement has an initial term ranging from 10 to 15 years and can be extended for up to three additional five-year periods provided that the Franchisee satisfies certain conditions. The Agreement provides for the Company to receive an initial franchise fee ranging from $25,000 to $35,000 and a continuing monthly royalty fee in the amount of 3% of each Residence's gross receipts. The Company may also require the Franchisee to contribute a monthly amount equal to no more than 1% of each Residences' gross receipts for advertising. Initial franchise fee revenue consists of amounts earned by the Company under franchise agreements. The Company records initial franchise fee revenue when all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Franchise royalty fees from the Residences are recognized as earned on a monthly basis.

Construction Services

The Company acts in the capacity of general contractor for the construction of assisted living facilities. In its capacity, the Company's primary function is the supervision of subcontractors who actually perform the construction activities. The Company has no investments in construction equipment and has no employees who perform construction activities other than construction supervision. The Company typically receives a fee for its time incurred in the direct supervision of the project plus a specified mark-up based upon total construction cost. The Company accounts for its construction activities by recognizing, as revenue only, the construction fee amounts; thus, the revenues and costs associated with the subcontractor activities are excluded from the accompanying consolidated statement of operations. The Company believes that such presentation most accurately depicts the nature of its opening activities.

Earned fees on construction contracts are recognized for financial reporting purposes on the percentage of completion method. Revenue is recorded and profit is recognized on each contract principally based upon the total construction costs incurred. Each contract normally contains a maximum contract price to be paid by the customer. Provisions for anticipated losses on all such contracts, if any, are made currently as the amount of loss is determinable.

Income taxes

Income taxes are provided using the liability method in accordance with State-ment of Financial Accounting Standars Board No. 109, Accounting for Income Taxes.

Net Loss Per Common Share

Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period. The weighted average number of common shares does not include any common stock equivalents because, (l) stock options outstanding ae not materially dilutive and (2) common stock equivalents associated with th convertible debenture bonds would be anti-dilutive.

Accounting for Stock Based Compensation

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. Statement No. 123 did not require companies to change their existing accounting for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, but instead encouraged companies to recognize expense for stock-base esent accounting rules under APB 25 are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue to apply the existing accounting rules contained in APB 25 and the required pro forma disclosures under the new method have been presented (see Note 12).

Marketing and Promotional Expense

Marketing and promotion costs incurred prior to the opening of the Residences are capitalized as prerental costs. All marketing and promotion costs incurred subsequent to opening the Residences are expensed as incurred. The total amount of marketing and promotion expense capitalized as prerental costs during 1996 was $ 376,887 and the total amount of marketing and promotion expense incurred during the years ended December 31, 1996, 1995, and 1994, was $156,827, $48,923, and $90,148, respectively.

Restricted Investments

Restricted investments represent United States Treasury obligations and certificates of deposit which mature at various times during 1998. Such investments are required by certain real estate investment trusts (the "REITs") as collateral for leased residences. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. Interest received on debt securities is included in income at the time it is earned. Held-to-maturity debt securities are stated at amortized cost, which approximates fair value.

Accounts Receivable

Construction due from REIT's represents receivables from REITs for construction draws on residences that are being constructed by the Company pursuant to certain operating lease agreements between the Company and certain REITs. These costs are reimbursed to the Company by the REITs throughout the construction phase of the residence, which is generally five to eight months. Trade receivables include residence billings, franchise fees, franchisee construction receivables, and other fee receivables.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Boad issued FAS 121, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets expected to be disposed of. The Company adopted FAS 121 in the first quarter of 1996. The effect of the adoption of FAS 121 was not material to the Company's financial position.

Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 financial statement format.

3. Acquisitions of Assisted Living Facilities

On March 26, 1996, the company entered into an agreement with Meditrust to lease three assisted living residences previously owned by franchisees of the Company, as well as entering into sale/leaseback transactions for two Company-owned residences located in Wichita, Kansas and Bethany, Oklahoma. The total aggregate amount financed with Meditrust for the five residences was approximately $7,500,000. Concurrently with this transaction, the franchisees, Masters Associates, L.L.C., the owner of the Derby, Kansas residence, Hays Assisted Living, L.L.C., the owner of the Hays, Kansas residence, and Wellington Partners, L.L.C., the owner of the Wellington, Kansas residence, contemporaneously sold all of their assets (principly consisting of their real property, building, improvements, furniture and equipment) to Meditrust. The lease terms for these agreements are similar to those described in Note 6. The annual lease expense to be incurred by the Company under the terms of the agreements will total approximately $952,000.

In August 1996, the Company purchased, from High Plains Senior Living, Inc. ("HPSLI"), the land, building, and other fixed assets of Woodland Terrace, a 45 unit retirement and assisted living residence located in Liberal, Kansas. The total purchase price was approximately $2,200,000 and was paid in cash. The acquisition was accounted for under the purchase method of accounting in accordance with APB No. 16 and, accordingly, the results of operations for Woodlawn Terrace have been included in the Company's consolidated financial statements subsequent to the acquisition date. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and are summarized as follows:

     Property and equipment                    $2,233,000
     Other current liabilities                    (33,000)
                                               ----------
                                               $2,200,000
                                               ==========
During 1995, the Company entered into Exchange Agreements (the "Agreements") with certain affiliates described in Note 1. Pursuant to the Agreements, each of the affiliates agreed to exchange all of their assets for a total of 523,606 shares of the Company's common stock and the assumption by the Company of all the liabilities and obligations of each affiliate. The Company accounted for the purchase of the affiliates (excluding Sterling House of Augusta, Inc.) using the purchase method of accounting in accordance with APB No. 16 and the results of the affiliates' operations have been included in the Company's consolidated financial statements subsequent to the Exchange date. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the Exchange date and are summarized as follows:

Cash                               $     92,455
Accounts receivable                      17,873
Other current assets                    702,317
Property and equipment, net          17,239,368
Other assets                            491,046
                                     ----------
                                     18,543,059
Less assumed liabilities:
  Accounts payable                      107,109
  Other current liabilities             665,138
  Deferred tax liabilities            1,897,942
  Long-term debt                     11,978,140
                                     ----------
                                     14,648,329
                                     ----------
  Net assets acquired (a)          $  3,894,730
                                     ==========

(a) Net assets acquired include all the assets acquired and the liabilities assumed of Sterling House of Wichita, L.P., Sterling House of Bethany, L.L.C., Sterling Group, L.L.C., and Scotia, L.L.C. and the step-up in accounting basis attributable to the purchase of minority interest in Sterling House of Abilene, L.P. (Abilene, L.P.) (see Note 4) and Corridor Properties, L.L.C. of $419,500 and $925,762, respectively. Both Abilene, L.P. and Corridor Properties, L.L.C. were majority owned subsidiaries previously consolidated in the Company's consolidated financial statements. Accordingly, the results of their operations have been included in the Company's consolidated statement of operations for the whole year or with respect to Abilene since May 31, 1995.

      Sterling House of Augusta, Inc. ("Augusta") was under the common control of certain controlling shareholders of the Company and, accordingly, its assets and liabilities were recorded at historical cost in a manner similar to that of a pooling of interest and the accompanying financial statements were restated in the year of acquisition.

The following pro forma information presents the combined results of operations of the Company and the franchised residences acquired through the Exchange, the Meditrust transactions and the residence acquired from HPSLI as though the acquisitions occurred at the beginning of the period prior to each of the individual the acquisition dates. These pro forma amounts represent the historical operating results of the acquired residences combined with those of the Company with appropriate adjustments which give effect to interest expense, depreciation and amortization, lease expense, income tax benefits, and elimination of intercompany transactions.
                                        For the year ended December 31,
                                        1996          1995         1994
                                        ----          ----         ----
Revenues                          $16,642,956    $8,320,602   $3,482,000
Net loss before extra
  ordinary item                      (844,243)   (1,597,247)    (748,000)
Net loss                             (844,243)   (2,773,180)    (748,000)

Net loss before extra ordinary
  item per common share          $      (0.17)   $    (0.50)  $    (0.27)
Net loss per common share        $      (0.17)   $    (0.87)  $    (0.27)

Weighted average number of shares
  of common stock outstanding       5,036,779     3,173,153    2,761,606

The pro forma adjustments are based upon available information and assumptions that management believes are reasonable under the circumstances. The pro forma consolidated results do not purport to be indicative of the actual financial position or operating results which would have occurred had such transactions been consummated on the dates indicated. In addition, the pro forma information is not intended to be indicative of future results of operations.

4. Investments in Unconsolidated Affiliates

Prior to the Reorganization Transaction, the Company's investments in unconsolidated entities reflected the Company's investment in affiliated entities which own and operate assisted living facilities franchised under the Sterling House concept. The investee entities generally operated as limited liability companies or limited partnerships. The Company's investments in such entities prior to the Exchange are summarized as follows:

Affiliated Entity                    Ownership Percentage
---------------------------------------------------------
Sterling House of Wichita, L.P.                25.00%
Sterling House of Bethany, L.L.C.              20.00%
Sterling Group, L.L.C.                         40.00%
Scotia, L.L.C.                                 28.31%
Sterling House of Abilene, L.P.                62.00% (a)

In connection with the Reorganization Transaction, the Company acquired the remaining interest in the affiliated entities and, accordingly, the assets, liabilities and operations of such entities for the period subsequent to the Exchange date, have been included in the Company's consolidated financial statements for the year ended December31, 1995. Prior to such date, the Company accounted for these investments using the equity method of accounting. Such method was used by the Company because it either owned greater than a 20% interest in the invested entity or it had the approved responsibility from the voting members of the entity to exercise significant influence over the operating and financial policies of such entity. Under this method, the net income or loss of the investee was recognized as income or loss in the Company's statement of operations and added to or deducted from the investment account, and distributions received from the affiliate were treated as a reduction of the investment account.

Combined condensed statements of operations for the unconsolidated affiliated entities accounted for under the equity method of accounting described above are as follows:
                            Period from
                            January 1, 1995         Year Ended
Statement of                through October 26,     December 31,
Operations                  1995                    1994
----------------------------------------------------------------
Revenues                    $3,439,413              $1,940,774
Operating expenses           3,309,212               2,287,470
                            ----------              ----------
Operating income (loss)        130,201                (346,696)
Other expense (principally
  interest)                    740,485                 461,366
                            ----------               ---------
Net loss                    $ (610,284)             $ (808,062)
                            ===========             ===========

(a) Effective May 31, 1995, the Company increased its ownership in Sterling House of Abilene, L.P. from 1% to approximately 62% by purchasing partnership interests from existing partners. The aggregate purchase price was approximately $311,600 and the Company financed the purchase through bank borrowings. The transaction was accounted for as a purchase and the results of operations of Abilene, L.P. are consolidated in the Company's operating results from the date of acquisition. Abilene, L.P.'s assets and liabilities are included in the Company's consolidated balance sheet at December 31, 1995. The pro forma impact on the results of operations of the Company as if this transaction occurred on January 1, 1994, are included in the pro forma income amounts at Note 3.

5. Short-Term Borrowings

At December31, 1995, short-term borrowings consisted of construction loans pursuant to the sale/leaseback agreements described in Note 6. The loans permit borrowings up to $1,539,000 per Residence and interest is payable monthly during the construction period, as defined, at a rate equal to the National City Bank's prime rate plus 3.5%, and are secured by all tangible assets of the Residence. As each Residence was completed, the amounts borrowed during the construction period were retired with proceeds received from the sale/leaseback transactions.

6. Leasing Arrangements

The Company has entered into sale/leaseback agreements with certain REITs as a primary source of financing the development, construction and, to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company may enter into a series of sale/leaseback transactions whereby each new Residence is sold at its negotiated value and the Company will enter into a lease agreement for such Residence. The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 40 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. All of these lease arrangements pro-vide the Company with a right of first refusal if the REIT were to seek to sell the property. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each Residence. Such percentages are generally equal to the yield for the ten-year United State Treasury Note plus rates ranging from 3.25% to 3.75%. The minimum lease payments are adjusted annually by a percentage multiplier that is contigent upon changes in the Consumer Price Index. The Residences sold in the sale/leaseback transactions are sold for an amount equal to or less than their fair market value. The leases are accounted for as operating leases with any applicable gain or loss realized in the initial sales transaction being deferred and amortized into income in proportion to rental expense over the initial term of the lease.

In addition to leased Residences, the Company leases certain office space and equipment under noncancelable operating leases from nonaffiliates that expire at various times through 2009. Rental expense on all such operating leases, including Residences, for the years ended December 31, 1996, 1995 and 1994, was $3,056,752, $92,727 and $13,215, respectively.

Future minimum lease payments for the next five years and thereafter under noncancellable operating leases with initial terms of one year or more in effect at December 31, 1996, are as follows:
                                              Operating Leases
Fiscal Year                           Residence Leases        Other Leases
-----------                           ----------------        ------------
1997                                     $ 5,523,071             $ 75,504
1998                                       5,523,071               75,504
1999                                       5,523,071               73,188
2000                                       5,523,071               42,630
2001                                       5,523,071                  ---
Thereafter                                29,509,559                  ---
                                         -----------              -------
Total minimum lease payments             $57,124,914             $266,826
                                         ===========             ========

7. Extraordinary Loss

During 1995, upon the completion of the IPO, the Company terminated a certain loan commitment agreement with a REIT and paid an aggregate termination fee of $1,488,000, of which $500,000 was paid in cash and $988,000 by delivery of 87,823 shares of the Company's common stock. The Company incurred an extraordinary pretax loss of $1,923,031 ($1,175,933 net of income taxes), which represents the termination cost incurred by the Company related to the early extinguishment of the loan commitment and the write-off of all unamortized financing costs as of the IPO date which were incurred by the Company pursuant to the terminated loan commitment.

8. Long-term Debt

Long-term debt as of December 31, 1996 and 1995 is as follows:

                                          1996             1995
                                          ----             ----
Serial and term revenue bonds
maturing serially from 1995 through
2013, interest accrues at rates
ranging from 4.0% to 9.5% with
overall effective rates ranging
from 7.2% to 9.2%, secured by
substantially all assets of
the applicable Residences.  (a)        $  4,710,000     $6,717,500

Convertible subordinated
debenture bonds due June 30,
2006, callable by the Company
anytime on or after July 15,
1999, convertible into the
Company's common stock at $22.42
per share (equal to approximately
1,561,106 shares). (b)                  35,000,000            ---

Other                                       95,120        122,274
                                        ----------       --------
                                        39,805,120      6,839,774
Less current maturities                    215,623        277,966
                                        ----------      ---------
                                       $39,589,497     $6,561,808
                                       ===========     ==========

(a) Certain of these bonds have been issued in compliance with certain federal regulations to provide tax-exempt interest to the bond holders. These regulations require that the Company comply with renting a defined percentage of the rental units of each Residence to certain qualified tenants. Qualified tenants are determined based upon their income and the median family income adjusted for the family size for the area in which the Residences are located.

  Aggregate annual maturities of long-term debt are $215,600, $190,000, $205,000, $220,000 and $235,000 for the years through 2001, respectively.

(b) The convertible subordinated debenture bonds are callable at a premium after July 15, 1999, at the following redemption prices (expressed as a percentage of principal amount):

     Year                    Redemption Prices
     ----                    -----------------
     1999                    102%
     2000                    101%
     2001 and thereafter     100%

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                               December 31,
                                            1996           1995
                                        -------------------------
Deferred tax assets:
Net operating loss carry forwards       $  468,873     $  447,901
Accrued compensation                       150,512        161,713
Other                                       88,343            ---
                                         ---------      ---------
Total deferred tax assets                  707,728        609,614

Deferred tax liabilities:
Property and equipment                     896,183      1,662,471
Start-up costs                             471,616         23,475
                                        ----------      ---------
Total gross deferred tax liabilities     1,367,799      1,685,946
                                        ----------      ---------
Net deferred tax liabilities            $ (660,071)   $(1,076,332)
                                        ===========   ============

Significant components of the (benefit) provision for income taxes are as follows:

                                        Year Ended December 31,
                                        1996      1995      1994
                                        ------------------------
Current:
  Federal                          $     ---    $  ---   $(6,571)
  State                                  ---       ---      (721)
                                    ----------   -------  ------
Total current                            ---       ---    (7,292)

Deferred:
  Federal                            (360,785)  (65,881)   6,358
  State                               (48,578)   (8,631)     934
                                    ----------  --------   -----
Total deferred                       (409,363)  (74,512)   7,292
                                    ----------  --------   -----
                                    $(409,363) $(74,512) $   ---
                                    ========== ========= =======

The effective tax rate on income before income taxes varies from the statutory federal income tax rate as follows:

                                          Year Ended December 31,
                                        1996        1995      1994
                                        --------------------------
Statutory rate                        (34.0)%     (34.0)%  (34.0)%
State taxes, net                       (4.9 )      (4.8)    (5.0)
Valuation allowance                     ---        30.3     36.4
Other                                   2.8         1.6      2.6
                                      ---------------------------
                                      (36.1)%      (6.9)%    0.0%
                                      ===========================

At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of aproximately $1,200,000 which expires through 2011. During 1994, the valuation allowance was increased by approximately $175,746, because the Company was uncertain that such deferred tax assets in excess of the applicable reversing deferred tax liabilities would be realized in future years. During 1995, the valuation allowance was increased by approximately $328,000 to reserve for the tax benefit of losses accumulated prior to the Exchange. In connection with the Exchange, the valuation allowance was subsequently reduced to zero and the related benefit was recorded as a reduction to the purchase price in accordance with SFASNo.109.

10. Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with no par value. All preference rights, powers, limitations or restrictions attributable to such preferred stock will be specified by the Board of Directors.

11. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents   The carrying amount reported in the balance sheet
for cash and cash equivalents approximates its fair value.

Restricted Investments - Resticted investments represent Treasury bills and certificates of deposit held by the Company as collateral for letters of credit. The carrying amount reported in the balance sheet for restricted investments approximates their fair value.

Short-Term Borrowings, Bonds Payable and Convertible Bond Payable   The
carrying amounts of the Company's borrowings under its short-term debt agreements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December31, 1996 and 1995, are as follows:

                                       December 31, 1996         December 31, 1995
                                 Carrying Amount  Fair Value  Carrying Amount  Fair Value
                                 --------------------------------------------------------
Cash and cash equivalents        $13,658,827      $13,658,827   $17,396,355      $17,396,355
Short-term borrowings                ---               ---        6,726,428        6,726,428
Restricted investments             1,663,784        1,663,784         ---             ---
Bonds payable & convertible
  bonds Payable                   39,805,120       34,667,746     6,839,774        7,167,665

12. Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" (APB 25) and related
Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options usually equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1995 Incentive Stock Option Plan (the Plan) has authorized the grant of options to management and other key employees for up to 237,000 shares of the Company's common stock, and the grant of options for up to 72,000 shares of it common stock to certain Directors outside of the Plan.
Concurrently with the IPO, the Company granted options to certain officers and key employees to purchase 37,000 shares of the Company's common stock at exercise prices of $0.10 per share. These options vested immediately and are exercisable in three 20% increments at the end of each six-month period subsequent to the grant date and expire ten years from the grant date.
Options granted to the directors vest and become exercisble over three years and expire ten years from the date of grant. All other options granted under the Plan vest and become exercisable over three years of continued employment and expire ten years from the date of grant. In accordance with the pro-visions of APB 25, the Company has recognized $412,550 of compensation expense related to options granted in 1995.

Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, risk-free interest rates of 5.1%; a dividend yield of 0%; volatility factors of the expectd market price of the Company's common stock of .541 and a weighted-average expected life of the option of 5 years.

12. Stock Options (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.  The
Company's pro forma information is as follows:
                                     1996           1995
                                     ----           ----
Pro forma net loss before       $(938,315)   $(1,019,031)
  extraordinary item

Pro forma net loss              $(938,315)   $(2,194,964)

Pro forma loss per share           $(0.19)        $(0.37)
  before extraordinary item

Pro forma loss per share           $(0.19)        $(0.79)

A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1995 are as follows:

                                            1996                          1995
                                                 Weighted                            Weighted
                                                  Average                             Average
                                                 Exercise                             Exercise
                                    Options       Price               Options          Price
                                  --------------------------------------------------------------
Outstanding beginning of year       109,000         $ 7.47               ---              ---
Granted                             149,450          16.31            109,000           $7.47
Exercised                            (3,836)          0.10               ---              ---
Forfeited                            (6,700)         18.27               ---              ---
Outstanding end of year             247,914         $12.62            109,000           $7.47

Exercisable at end of year           34,954          $7.76               ---            $0.00

Weighted average fair value of
options granted during the year       $9.11                             $8.00

12. Stock Options (continued)

At December 31, 1996, the Company had 33,164 options outstanding with an exercise price of $0.10 per share and a remaining contractual life of 8.8 years. In addition, the Company had 214,750 options outstanding with prices ranging from $8.25 to $19.25 per share and a weighted average remaining contractual life of 9.3 years.

13. Related Party Transactions

Prior to the Exchange date, the Company had material transactions with related parties that were unconsolidated affiliates of the Company. Such transactions included the payment of management, accounting, marketing and development fees, construction costs, and certain cash management transactions. Following the Exchange, such transactions no longer occur.

Management and Service Fees

In return for certain management and administrative services, the Company received a monthly fee for management services rendered on behalf of its affiliates for each of their Residences. Pursuant to the related management agreement, the Company received monthly fees for each Residence equal to the greater of $1,500 or 5% of each Residence's monthly gross revenues. In addition to these fees, the Company provided its affiliates with bookkeeping and payroll services for a monthly fee ranging from $250 to $500 per Residence. Aggregate management and accounting fees received from affiliates for the years ended December 31, 1996, 1995, and 1994 totaled $-0-, $232,853 and $128,426, respectively. Such fees are reflected as management and service fees in the accompanying consolidated statements of operations.

In return for certain preopening marketing services, the Company received
$20,000 per Residence. These services included initial marketing activities, resident recruitment and qualification, selection of initial Residence staff, selection and recruitment of third-party service providers and referral sources, and primary responsibility for state and local licensing. Amounts recognized by the Company for these preopening services for the years ended
December31, 1996, 1995 and 1994 were $-0-, $112,467 and $104,034, respectively. Such fees are reflected as management and service fees in the accompanying consolidated statements of operations.

13. Related Party Transactions (continued)

Initial Franchise and Royalty Fees

The Company receives initial franchise fees of $25,000 from certain affiliated franchisees. Such fees are deferred and recognized when the Residence commences operations. The Company also received a monthly royalty fee of 3% of each Residences' gross receipts in consideration for the continuing rights, licenses and ongoing services provided under each applicable franchise agreement. Initial franchise and royalty fees earned by the Company from affiliates during 1996, 1995 and 1994 are $54,606, $168,880, and $152,019, respectively. Such fees are reflected as initial franchise and royalty fees in the accompanying consolidated statements of operations.

Development Fees

The Company received compensation from affiliates for planning and executing the construction and development of their Residence. These services included primary responsibility for land acquisition, zoning and licensing, obtaining supplemental financing, site planning and development activities, general contractor and bid selection, construction oversight, and initial accounting system and organization setup. Amounts recognized by the Company for development fees from its affiliates for the years ended December 31, 1996, 1995 and 1994 were $-0-, $302,871 and $188,370, respectively.

During 1994, the Company also received $125,000 in development fees from Covenant Housing Corporation (CHC), a not-for-profit corporation that is managed by the Company. This was a one-time payment in consideration for the Company's services in helping to acquire and reorganize an existing Residence on behalf of the corporation. Neither the Company nor its affiliates have any direct ownership in CHC.

Earned Revenues From Construction Services

The Company was retained by certain of its affiliates as the general contractor for the construction of their Residences for which the Company received a fee for construction services. Revenues earned by the Company from such affiliates for the years ended December31, 1996, 1995 and 1994, were $-0-, $803,302 and $602,002, respectively.

13. Related Party Transactions (continued)

Notes Payable to Stockholders

The notes payable to stockholders at December31, 1995, represent working capital loans made to the Company from certain stockholders. These loans were payable on demand and accrued interest at the short-term Applicable Federal
Rate as published monthly by the Internal Revenue Service. For the years ended December31, 1996, 1995 and 1994, interest expense incurred by the Company on such loans was approximately $-0-, $4,279 and $6,083, respectively. During 1995, the Company repaid the balance of such loans with proceeds received from the IPO.

Other

During 1994, the Company sold a portion of its interest in an affiliated
Franchisee to a stockholder of the Company for $12,644, an amount equal to its book value.

During 1994, the Company paid $30,000 in consulting fees to a stockholder of the Company.

14. Commitments

The Company entered into three additional sale/leaseback financing commitments with REITs during 1996 which provide approximately $113,110,000 in sale/leaseback financing. The terms of the financing commitments are similar to those described in Note 7. The aggregate amount of unused sale/leaseback financing at December 31, 1996 was approximately $135,630,000.

The Company is required by certain REITs to obtain a letter of credit as collateral for leased residences. Outstanding letters of credit at December
31, 1996 and 1995, were $1,270,056 and $470,175, respectively.

In connection with the acquisition of BCI, the Company entered into a consulting agreement with the seller, who is also an officer and stockholder of the Company, whereby the seller received $10,000 per month through December 1996 for providing consulting services to BCI.

                        STERLING HOUSE CORPORATION

                Notes to Consolidated Financial Statements (continued)


15. Savings Plan

In 1995, the Company initiated an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers full-time employees and allows employees to contribute up to 15% of their salary to the plan. The Company matches employee contributions up to a maximum of 3% of the employee's salary.
Amounts charged to expense for matching contributions during 1996 and 1995 were $40,474 and $43,386, respectively.



