Form 10-Q
period 1997-03-31
STERLING HOUSE CORP
filed 1997-05-15
CIK 1000185

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ______________________

                            Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transaction period from __________ to
     __________

                Commission file number: 1-14022

                       STERLING HOUSE CORPORATION
         (Exact name of registrant as specified in its charter)

       KANSAS                                    					    48-1097141
(State or other jurisdiction of 		                        (I.R.S.Employer
incorporation or organization)                            (Identification No.)

                      453 S. WEBB ROAD, SUITE 500
                         WICHITA, KANSAS 67207
               (Address of principal executive offices)

                           (316) 684-8300
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES X       NO___

As of May 1, 1997, there were 5,038,836 shares of the registrant's Common Stock outstanding.

                      STERLING HOUSE CORPORATION

                                INDEX

PART I.  FINANCIAL INFORMATION                                       	PAGE NO.

Item 1. Financial Statements:

	Consolidated Balance Sheets at March 31, 1997 and
	December 31, 1996									                                                3-4

	Consolidated Statements of Operations for the three
	months ended March 31, 1997 and 1996						                                  5

	Consolidated Statements of Cash Flows for the three months ended
	ended March 31, 1997 and 1996							                                        6

 Notes to Consolidated Financial Statements                   					        7-8

Item 2. Management's Discussion and Analysis of Financial Condition
	       and Results of Operations						 		                                9-12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             			 		14

         Signature Page                                    				      	     	15

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                          Sterling House Corporation
                          Consolidated Balance Sheets
                                     Assets
                                   (Unaudited)

	      			                                	 March 31, 1997 	 December 31, 1996
Current assets:
 Cash and cash equivalents                					$ 8,773,617 			     $13,658,827
 Accounts receivable:
  Construction due from REIT                  					203,002 			       3,847,647
  Trade                                           	432,966 			         417,820
  Other                                          		233,428 			         143,138
 Prerental costs (net of amortization)    	      1,374,375 			       1,339,309
 Other									                                    865,038      			    560,151
                                                ----------          ----------
Total current assets                       					11,882,426       			19,966,892

Property and equipment:
 Land and improvements                      					4,574,023 		       	1,384,013
 Buildings                                						21,912,673 	      		10,189,690
 Vehicles and equipment                          		741,685 		         	626,715
 Furniture, fixtures and office equipment       	2,579,446 	       		1,311,823
 Construction in progress                    			34,283,052 	      		40,382,765
 Leasehold rights and improvements					             53,555 			          40,997
                                               -----------         -----------
                                             			64,144,434 	       	53,936,003
 Less accumulated depreciation						              (965,148)		    	    (829,966)
                                               -----------         -----------
Net property and equipment                 					63,179,286 	      		53,106,037

Other assets:
 Deferred financing costs							                 1,455,150 			       1,495,200
 Other								                               	   3,752,756 			       3,250,289
                                               -----------         -----------
Total other assets							                        5,207,906 			       4,745,489
                                               -----------         -----------
Total assets								                           $80,269,618 			     $77,818,418
                                               ===========         ===========


See accompanying notes.


	                      Sterling House Corporation
	                      Consolidated Balance Sheets
	                 Liabilities and Stockholders' Equity
	                            (Unaudited)

                                       				March 31, 1997	 	 December 31, 1996
Current liabilities:
 Accounts payable							                      $10,037,167 		       $ 9,786,224
 Accrued expenses:
  Salaries and benefits							                    996,715 			          924,279
  Interest								                                784,461 			          107,912
  Other                                   						2,852,509 			        1,171,161
 Deferred income taxes							                     229,785 			          236,894
 Unearned rent and refundable deposits           	407,828 			          408,307
 Current maturities of long-term debt
  and bonds payable                   					       211,406 		   	       215,623
                                              -----------          -----------
Total current liabilities                   			15,519,871 	       		12,850,400

Long-term debt                            					39,587,477 			       39,589,497
Deferred income taxes                        					317,686 	          		423,177
Deferred compensation                           		394,034 			          387,419
Other                                        					178,735 			           57,977
Minority interest in subsidiaries						            65,447 			            ---

Stockholders' equity:
 Preferred stock; no par value
  20,000,000 shares authorized,
  none issued and outstanding				                 		---     	          		---
 Common stock; no par value; 75,000,000 shares
  authorized, 5,038,836 and 5,035,000 shares
  issued and outstanding, respectively					    28,216,042 		       	28,216,042
 Accumulated deficit                     				  (4,009,674)			       (3,706,094)
                                              -----------          -----------
Total stockholders' equity                			  24,206,368 	     		  24,509,948
                                              -----------          -----------
Total liabilities and stockholders' equity				$80,269,618 	      		$77,818,418
                                              ===========          ===========


See accompanying notes.

                         	Sterling House Corporation
	                  Consolidated Statements of Operations
	                              (Unaudited)


	                                      										     	Three months ended
										                                                  March 31,
									                                            1997             		 	1996
                                                     -------------------------
Revenues:
 Residence rental                        						$7,592,509 			       $2,493,428
 Initial franchise and royalty fees:
  Affiliates								                               11,536 			           12,602
  Other                                      						33,456 			           30,183
Management and service fee               		     			14,858            			36,354
Construction service                           			 38,997 			            8,322
                                               ----------           ----------
Total revenue                             						7,691,356 			        2,580,889

Operating expenses:
 Residence operating expenses 			            			4,859,780 		        	1,584,142
 General and administrative                 		 			938,440 		          	671,876
 Building rental                            				1,844,002 	          		385,057
 Depreciation and amortization             				   578,930         			  227,724
 Construction costs              						             9,718 	       		    10,659
                                               ----------           ----------
Total operating expenses                  				 	8,230,870 	        		2,879,458

Loss from operations                       						(539,514)         			(298,569)

Other income (expenses):
 Interest income                            						179,477           			211,004
 Interest expense                          				 		(81,329)         			(226,787)
 Minority interest in loss of subsidiaries			    		34,553             			---
 Other                                       			  (10,222)			          (12,218)
                                                ---------            ---------
Total other income (expense)                 			  122,479 			          (28,001)

Loss before income taxes                   			 		(417,035)		         	(326,570)
Benefit for income taxes                    			   112,600 		      	     82,306
                                                ---------            ---------
Net loss                                  						$(304,435)	        		$(244,264)
                                                =========            =========

Net loss per common share               			 	   $   (0.06)			        $   (0.05)
                                                =========            =========
Weighted average number of shares
 outstanding during the period            					 5,038,836        			 5,035,000
                                                =========            =========


See accompanying notes.


                        Sterling House Corporation
                 Consolidated Statements of Cash Flows
                             (Unaudited)

					                                                  Three months ended
						                                                      March 31,
								                                             1997			              1996
Operating activities
Net loss       								                        $ (304,435)		        $ (244,264)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization 					            	578,930 		           227,724
  Deferred income taxes							                   (112,600)		           (82,306)
 Amortized rent and interest expense 					         (7,061)		            18,582
  Minority interest in loss of subsidiaries      	(34,553)		             ---
  Net change in operating assets and liabilities:
   Accounts receivable  							                  (105,436)		           306,934
   Prerental costs         							               (404,662)		           (68,116)
   Accrued expenses                            			567,262 		            74,138
   Unearned rent and refundable deposits  		      			(479)		           (57,785)
   Accounts payable            						            (184,217)		          (496,371)
   Deferred compensation         						             6,615 		             ---
   Other                                      		   83,082 		           181,240
                                                ---------           ----------
Net cash provided by (used in) operating
activities    				                                 82,446 		          (140,224)

 Investing activities:
 Purchase of property and equipment        			(24,717,930)		        (4,801,508)
 Proceeds from sale/leaseback transactions 				16,788,248 		         9,380,391
 Construction receivable due from REIT					     3,733,724 		             ---
 Other                                     			   (643,059)		           (93,976)
                                              -----------           ----------
Net cash provided by (used in) investing
activities				                                 (4,839,017)		         4,484,907

Financing activities
 Proceeds from short-term borrowings 		          			---      	      	1,412,477

  Principal payments on short-term borrowings   				---      	     	(5,785,732)
  Principal payments on bonds, long-term debt
   and capital lease obligations      						       (6,237)		        (1,911,279)
  Proceeds from issuance of long-term debt      				---     		          61,173
  Net change in bond reserve funds in trust				  (122,402)		          (112,723)
  Other                                             ---     		         (11,430)
                                                 --------           ----------
Net cash used in financing activities     					  (128,639)		        (6,347,514)
                                               ----------           ----------
Net decrease in cash                      					(4,885,210)		        (2,002,831)
Cash at beginning of period               					13,658,827 	        	17,396,355
                                              -----------          -----------
Cash at end of period                    					$ 8,773,617        		$15,393,524
                                              ===========          ===========

See accompanying notes.

STERLING HOUSE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  GENERAL
		The accompanying unaudited interim financial statements of Sterling House
Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain
information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included.  Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1996.  The results of the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

2)  PRINCIPLES OF CONSOLIDATION

	The accompanying consolidated financial statements include the accounts of Sterling House Corporation and its wholly owned subsidiaries, BCI
Construction, Inc., Assisted Living Properties, Inc. and Coventry
Corporation ("Coventry"). The Company's consolidated financial statements include Austin Development, Limited, a majority-owned subsidiary of Coventry.
The minority interest in subsidiaries represents the minority member's proportionate interest in Austin Development, Limited.

	All significant intercompany balances and transactions have been eliminated.

3)  NET LOSS PER COMMON SHARE AND RECENTLY ISSUED ACCOUNTING STANDARDS

	Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period.
The weighted average number of common shares does not include any common stock equivalents because, (1) stock options outstanding are not materially dilutive and (2) common stock equivalents associated with the convertible debenture bonds would be anti-dilutive.

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"),
which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share.  FAS 128 is effective for financial statements for periods ending after December 15, 1997, and earlier application is not permitted.  After the effective date, all prior period earnings per share data will be restated to conform with the provisions of FAS 128.  The adoption of
FAS 128 is not expected to have a material impact on the Company's earnings per share data.

4)  RECLASSIFICATIONS

	Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 financial statement presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

	GENERAL. Through the first quarter of 1997, the Company continued to open residences according to its development strategy. The Company completed 15 new residences during the first quarter of 1997, bringing the total residences open and operating at March 31, 1997, to 81, of which 73 are owned/leased by the Company and eight are franchised or managed. At March
31, 1997, seven of the Company's owned/leased residences had received their Certificate of Occupancy but were not fully licensed until April 1997.

	In February 1997, the Company formed a wholly owned subsidiary, Coventry Corporation ("Coventry"), to enter into joint venture agreements with the Company's development partners. Pursuant to the joint venture agreements, Coventry holds majority interests in various limited liability companies and limited partnerships formed to develop Sterling House residences (the "J.V.'s"). The Company's development strategy includes forming strategic alliances with regional real estate development partners which are anticipated to enable the Company to develop and construct additional residences while reducing the investment of, and associated risk to, the Company.
The Company's development partners generally provide construction management experience, access to existing relationships with local contractors, suppliers and municipal authorities, knowledge of local and state building codes and zoning laws and assistance with site location for new residences while investing capital and sharing in the development risk of new properties. The Company, through Coventry, assists in financing residences, contributes operational and industry expertise and has management responsibility for the residences. The Company has both the option, at its election and an obligation, at the election of its J.V. partners, to acquire the equity interests of the other partners at predetermined prices and times.
At May 1, 1997, ten sites under construction were owned by six J.V.'s in which Coventry holds the majority interest. The Company plans to continue to utilize this development strategy in the future.

	The following table presents the number of owned/leased and managed/ franchised residences, and the number of residences under construction and under development, by state, as of March 31, 1997 and 1996.

			                      Owned/	      Managed/	    Under           Under
			                      Leased	      Franchised   Construction    Development
Residences by State:	    1997(1)	1996	1997	1996	   1997	   1996	   1997	  1996
                         -----------------------------------------------------
 	Kansas			                16		    13	  	7		  7		     0	      0	      1	     0
		Oklahoma		               22		     9		  0		  0		     1	      8	      1	     3
		Texas			                 24		     0		  0		  0		     1	      9	      0	    13
		Florida			                9		     0		  0   	0     		9	      4	      6	     5
		Colorado		                0		     0		  1		  0		     4	      0	      2	     3
		Ohio			                   2		     0		  0		  0		    10	      0	      3	     6
		Iowa			                   0		     0		  0		  0		     0	      0	      5	     0
		N. Carolina		             0		     0		  0		  0		     0	      0	      3	     0
		S. Carolina		             0		     0		  0		  0		     0	      0	      4	     0
		Other States		            0		     0		  0		  0		     0	      0	      6	     0
                           --      --   --   --      --      --      --     --
Total residences		         73		    22	 	 8		  7		    25	     21	     31	    30
                           ==      ==    =    =      ==      ==      ==     ==

Total units			          2,643	   	667		309		268		 1,063	    790	  1,299	 1,110
	                       =====     ===  ===  ===   =====     ===   =====  =====

	(1) Seven residences have a Certificate of Occupancy but are not yet fully licensed.


	The following table sets forth the number of residences and units owned/ leased or managed/franchised and the stabilized occupancy and private pay percentages as of March 31, 1997 and 1996, and December 31, 1996, and 1995 and 1994.

	           			                           March 31,						  	 December 31,
					                                 1997        1996  	1996  	 1995     1994
                                      ----        ----   ----    ----     ----
Residences (end of period)
  Owned/Leased  			    	                66	         22		   58	     17	       9
  Managed/Franchised				                 8	          7		    8	     10	       6
Total						                             74	         29		   66	     27	      15
Units (end of period)
  Owned/Leased					                  2,643	        667		2,035    	516	     250
  Managed/Franchised				               309	        268		  309    	358	     207
                                     -----         ---  -----     ---      ---
Total						                          2,952	        935		2,344	    874	     457

Stabilized Occupancy Percentage (1)		  95%	        95%		  97%	    96%	     95%
Units Private Pay            				      99%	       100%		  99%	   100%	    100%
Average Monthly Rent/Unit  			      $1,706	     $1,646	$1,688	 $1,618	  $1,505
Average Monthly Rent/Unit Including
  Community Fees         				       $1,774	     $1,673	$1,753	 $1,705	    ---

(1) Stabilized occupancy percentage represents the occupancy at the periods presented and only includes those residences that have been operating in excess of nine months or that have reached an occupancy rate of 95% (Does not include Managed/Franchised units).

     	Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule including joint venture related development activities, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's 1996 Form 10-K, should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

	REVENUES. Total revenue for the three months ended March 31, 1997, increased to $7,691,000 compared to $2,581,000 for the three months ended March 31, 1996, an increase of $5,110,000 or 198%. This increase was primarily attributable to an increase of $5,100,000 in residence rentals as a result of the 1,976 new rental units at 51 residences that have been developed or acquired by the Company since March 31, 1996. Average rate per resident per month for the three months ended March 31, 1997, increased to $1,706 compard to $1,646 for the same period in 1996. Payments from Medicaid programs comprised approximately 1% of the Company's revenue for the three months ended March 31, 1997. The Company anticipates that the percentage of revenue derived from Medicaid programs will increase, although revenues from private pay residents will continue to be the Company's predominant source of revenue.

	RESIDENCE OPERATING EXPENSES. Residence operating expenses increased to $4,860,000 for the three months ended March 31, 1997, compared to $1,584,000 for the three months ended March 31, 1996, an increase of $3,276,000 or 207%. The increase is attributable to the increase in residences as described above. In addition, beginning in the three-month period ended September 30, 1996, the Company opened residences with an increased number of units, resulting in higher operating expenses, primarily property expenses, primarily proprty expenses, during the stabilization period of these residences.

	At March 31, 1997, the Company had received certificates of occupancy on 73 residences with 66 fully operational compared to the 22 residences opened at March 31, 1996, all of which were fully operational.

	GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $938,000 for the three months ended March 31, 1997, from $672,000 for the three months ended March 31, 1996, an increase of $266,000 or 40%. The increase is primarily attributable to the increase in payroll and associated costs relating to additions in management and other personnel to support the additional residences operated by the Company and its growing development program, as well as travel costs associated with new residences located in additional states.

	BUILDING RENTALS. Building rental increased to $1,844,000 for the three months ended March 31, 1997, up from $385,000 for the three months ended
March 31, 1996, an increase of $1,459,000 or 379%. The increase is attributable to the Company having 49 residences under operating leases at March 31, 1997, compared to 15 residences under operating leases at March 31, 1996, an increase of 34 residences.

	DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $579,000 for the three months ended March 31, 1997, compared to $228,000 for the three months ended March 31, 1996, an increase of $351,000 or 154%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $400,000 for the three months ended March 31, 1997, compared to $79,000 for the three months ended March 31, 1996, an increase of $321,000. Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the rsidences for rent.
These prerental costs are amortized over a 12 month period commencing the month the residence opens. Prerental costs (net of amortization) were approximately $1,374,000 at March 31, 1997, compared to approximately
$310,000 at March 31, 1996, an increase of approximately $1,064,000 or 343%.
The increase in prerental costs is primarily attributable to 39 residences opened for twelve months or less at March 31, 1997, compared to eight such residences at March 31, 1996. In the first three months of 1997, the Company incurred prerental costs averaging slightly less than $1,000 per unit or an average of approximately $37,500 per residence.

	Excluding prerental lost amortization, depreciation and other amortization expense was $179,000 for the three months ended March 31, 1997, compared to $149,000 for the three months ended March 31, 1996, an increase of $30,000 or 20%. The increase is attributable to the additional property and equipment acquired since March 31, 1996.

	MINORITY INTEREST SHARE OF LOSS OF SUBSIDIARIES.  Minority interest share of loss of subsidiaries was $35,000 for the three months ended March 31, 1997, compared to $0 for the three months ended March 31, 1996.  The minority's share of losses represents the losses allocated to the minority Joint Venture partners of the J.V.'s formed in the first quarter of 1997.

	INTEREST INCOME.  Interest income decreased to $179,000 for the three months ended March 31, 1997, down from $211,000 for the three months ended March 31,
1996, a decrease of $32,000 or 15%.  The decrease was attributable to the
Company using more of its available funds in the development of additional residences, leaving less cash available for investment purposes.

	INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997, was $81,000 (net of interest capitalization of $647,000) compared to $227,000 (net of interest capitalization of $335,000) for the three months ended March 31, 1996, a decrease of $146,000 or 64%. The decrease in interest expense is primarily attributable to the increase in interest capitalization resulting from an increase in the Company's level of construction in progress during the same periods. Construction in progress totaled $34,283,000 and $4,114,000 at March 31, 1997, and March 31, 1996,
respectively.

	INCOME TAXES.  The Company recorded an income tax benefit of $113,000 for the three months ended March 31, 1997, compared to $82,000 for the three months ended March 31, 1996, an increase of $31,000 or 38%.  The increase is related to the increase in the Company's net loss before income taxes for the first quarter of 1997 compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

	At March 31, 1997, the Company had negative working capital of $3,638,000. This was primarily due to the timing of sale/leaseback transactions with various REIT's. Between April 1, 1997 and May 1, 1997, the Company closed sale/leaseback transactions on seven residences which resulted in cash proceeds to the Company totaling $15,015,000. Net cash provided from operating activities totaled $82,000, which was primarily due to the increase in the number of stabilized residences at March 31, 1997. Net cash used in investing activities was $4,839,000, resulting from the addition of $24,718,000 in property and equipment and offsetting proceeds of $16,788,000 from sale/ leaseback transactions during the first quarter of 1997. Net cash used in financing activities totaled $129,000, which represents the increase in the principal and interest account on the Company's Assisted
Living Revenue Bonds outstanding.

	The Company has entered into sale/leaseback agreements with certain REIT's providing for up to $200,000,000 as a source of financing the development, construction and, to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company enters into a series of sale/ leaseback transactions, whereby the Company sells residences at negotiated values and concurrently enters into a lease agreement for each residence.
The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 40 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. Typically the lease arrangements provide the Company with a right of first refusal if the REIT were to seek to sell the property. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. These percentages are typically equal to the yield of the most actively traded U.S. Treasury Note with a maturity comparable to the initial term of the lease in effect at the time of the transaction plus rates ranging from 3.25% to 3.75%. The minimum lease payments are adjusted annually by a percentage multiplier that is contingent upon changes in the Consumer Price Index. Through May 1, 1997, the Company had used approximately $97,700,000 of the committed REIT financing. The Company accounts for these leases as operating leases.

	Capital expenditures for 1997 are estimated to total approximately $110,000,000 to $120,000,000, related primarily to the development of additional residences, which will be financed principally with sale/leaseback transactions.  The
Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction and other debt financing and, to the extent available, cash generated from operations.  The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to its existing residences.  It is expected that cash generated from operations will be sufficient to fund any capital expenditures the Company may be required to make with respect to these existing residences.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

  	See Index to Exhibits

B.	Reports on Form 8-K

	  The Company filed no reports on Form 8-K during the three month period ended March 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 1997




STERLING HOUSE CORPORATION
(Registrant)



/s/Timothy J. Buchanan
Timothy J. Buchanan
Chief Executive Officer



/s/ Mark Ohlendorf
Mark Ohlendorf
Chief Financial Officer

                         STERLING HOUSE CORPORATION

                             INDEX TO EXHIBITS

Exhibit
Number	  Description
-----------------------------------------------------------------------------

10.1		   Form of Lease Agreement by and between Sterling House Corporation and
         Nationwide Health Properties, Inc.  Filed as Exhibit 10.74 to the
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1996 (the "1996 10-K).

10.2		   Schedule of executed Lease Agreements by and between Sterling House
         Corporation and Nationwide Health Properties, Inc.

10.3		   Form of Lease Agreement by and between Sterling House Corporation and
         Health Care REIT, Inc.  Filed as Exhibit 10.30 to the 1996 10-K.

10.4		   Schedule of executed Lease Agreements by and between Sterling House
         Corporation and Health Care REIT, Inc.

10.5	   	Form of Lease Agreement by and between Assisted Living Properties,
         Inc. and Meditrust.  Filed as Exhibit 10.55 to the 1996 10-K.

10.6		   Schedule of executed Lease Agreements by and between Assisted Living
         Properties, Inc. and Meditrust.

10.7		   Form of Lease Agreement by and between Sterling House Corporation and LTC Properties, Inc.  Filed as Exhibit 10.68 to the 1996 10-K.

10.8		   Schedule of executed Lease Agreements by and between Sterling House
         Corporation and LTC Properties, Inc.

10.9		   Joint Venture Agreement by and between Coventry Corporation and
         Elderly Living, Limited Partnership dated March 31, 1997.

10.10		  Mortgage and Security Agreement by and between Waterford Development
         Company, L.L.C. and LTC Properties, Inc.

10.11		  Promissory Note by and between Waterford Development Company, L.L.C.
         and LTC Properties, Inc.

27		     Financial Data Schedule, which is submitted electronically to the
         Securities and Exchange Commission for information only and not filed.

16