Form 10-Q
period 1997-06-30
STERLING HOUSE CORP
filed 1997-08-14
CIK 1000185

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
                            _____________________

	Form 10-Q

[X]	  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the period ended June 30, 1997

	OR

[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transaction period from_________to___________

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


	YES  X       NO___


As of August 5, 1997, there were 5,041,928 shares of the Registrant's Common Stock outstanding.

	STERLING HOUSE CORPORATION

	INDEX

PART 1. FINANCIAL INFORMATION
                                                  										     	  PAGE NO.
Item 1.  Financial Statements:

         Consolidated Balance Sheets at June 30, 1997 and
         December 31, 1996                                             3-4

         Consolidated Statements of Operations for the
         three months and six months ended June 30, 1997
         and 1996                                                        5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996                         6

         Notes to Consolidated Financial Statements                    7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9-15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                               16

Item 6.  Exhibits and Reports on Form 8-K                               16

         Signature Page                                                 17

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                          Sterling House Corporation
                          Consolidated Balance Sheets
                                 (Unaudited)


                                      June 30, 1997     December 31, 1996
Assets
Current assets:
 Cash and cash equivalents             $12,541,587           $13,658,827
 Accounts receivable:
  Construction due from REIT                60,241             3,847,647
  Trade                                  1,131,093               417,820
  Other                                     41,245               143,138
Advances to unconsolidated
 affiliates                             14,240,038                 ---
Prerental costs (net of amortization)    1,015,666             1,339,309
Other                                      970,765               560,151
                                        ----------            ----------
Total current assets                    30,000,635            19,966,892

Property and equipment:
 Land and improvements                   1,533,921             1,384,013
 Buildings                               9,590,929            10,230,687
 Vehicles and equipment                  1,135,342               626,715
 Furniture, fixtures
  and office equipment                   1,677,131             1,311,823
 Construction in progress               33,545,898            40,382,765
                                        ----------            ----------
                                        47,483,221            53,936,003
 Less accumulated depreciation          (1,136,224)             (829,966)
                                        ----------            ----------
Net property and equipment              46,346,997            53,106,037

Other assets:
 Deferred financing costs                1,444,925             1,495,200
 Restricted investments                  2,772,428             1,663,784
 Other                                   2,259,650             1,586,505
                                         ---------             ---------
Total other assets                       6,477,003             4,745,489
                                       -----------           -----------
Total assets                           $82,824,635           $77,818,418
                                       ===========           ===========



See accompanying notes.

                    	Sterling House Corporation
	                    Consolidated Balance Sheets
                          		(Unaudited)

                                      June 30, 1997          December 31, 1996
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                       $11,017,186               $ 9,786,224
 Accrued expenses:
  Salaries and benefits                   1,325,831                   924,279
  Interest                                  197,489                   107,912
  Real estate and property taxes          1,163,840                   210,196
  Construction costs                      1,275,029                   778,989
  Other                                     347,659                   181,976
 Deferred income taxes                      229,785                   236,894
 Unearned rent and refundable deposits      312,019                   408,307
 Current maturities of long-term debt
  and bonds payable                         211,406                   215,623
                                         ----------                ----------
Total current liabilities                16,080,244                12,850,400

Long-term debt                           41,399,492                39,589,497
Deferred income taxes                       333,479                   423,177
Deferred compensation                       366,173                   387,419
Other                                       186,618                    57,977
Minority interest in subsidiaries           174,777                     ---

Stockholders' equity:
 Preferred stock; no par value
  20,000,000 shares authorized,
  none issued and outstanding                 ---                       ---
 Common stock; no par value; 75,000,000
  shares authorized, 5,041,928
  shares issued and outstanding
  (5,038,836 in 1996)                    28,250,827                28,216,042
 Accumulated deficit                     (3,966,975)               (3,706,094)
                                         ----------                ----------
Total stockholders' equity               24,283,852                24,509,948
                                         ----------                ----------
Total liabilities and stockholders'
 equity                                 $82,824,635               $77,818,418
                                        ===========               ===========


See accompanying notes.

                     	Sterling House Corporation
	                 Consolidated Statements of Operations
                            	(Unaudited)
                                Three months ended             Six months ended
                                      June 30,                      June 30,
                                 1997          1996           1997         1996
                              _______________________________________________________
Revenues:
 Residence rental             $9,867,855    $3,261,048     $17,460,364  $5,754,476
 Initial franchise and
 royalty fees:
  Affiliates                      15,027        16,224          26,563      28,826
  Other                          106,894        21,514         140,350      51,697
 Management and service fees:
  Affiliates                      89,440         ---            89,440        ---
  Other                           26,937        16,612          41,795      52,966
Construction services                766        54,801          39,763      63,123
                              ----------     ---------      ----------   ---------
Total revenue                 10,106,919     3,370,199      17,798,275   5,951,088


Operating expenses:
 Residence operating expenses  6,169,865     2,134,733      11,029,645   3,796,559
 General and administrative    1,320,286       597,091       2,258,726   1,191,283
 Building rental               2,566,062       730,466       4,410,064   1,115,523
 Depreciation and amortization   741,736       243,155       1,320,666     470,879
 Construction costs               11,363        17,586          21,081      28,245
                              ----------    ----------      ----------   ---------
Total operating expenses      10,809,312     3,723,031      19,040,182   6,602,489

Loss from operations            (702,393)     (352,832)     (1,241,907)   (651,401)

Other income (expenses):
 Interest income                 348,375       323,258         527,852     534,262
 Interest expense                (72,063)     (106,013)       (153,392)   (332,800)
 Minority interest in
  loss of subsidiaries           490,670         ---           525,223      ---
 Other                            (6,097)       (8,039)        (16,319)    (20,257)
                                 -------       -------         -------     -------
Total other income               760,885       209,206         883,364     181,205

Income (loss) before income
 taxes                            58,492      (143,626)       (358,543)   (470,196)

(Provision) benefit for
 income taxes                    (15,793)       56,979          96,807     139,285
                                 -------      --------        --------    --------
Net income (loss)           $     42,699    $  (86,647)     $ (261,736)  $(330,911)
                            ============    ===========     ===========  =========
Net income (loss) per
 common share               $        .01    $     (.02)     $     (.05)  $    (.07)
                            ============    ===========     ===========  =========
Weighted average number
 of shares outstanding during
 the period                    5,040,325     5,035,993       5,039,585   5,035,421
                               =========     =========       =========   =========

 See accompanying notes.

	5

                               	Sterling House Corporation
                         	Consolidated Statements of Cash Flows
                                     	(Unaudited)
                                                               Six months ended
                                                                   June 30
                                                           1997               1996
                                                        ---------          --------
Operating activities
Net loss                                              $  (261,736)       $ (330,911)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                         1,320,666           470,879
  Amortized rent and interest expense                      29,009            32,405
  Deferred income taxes                                   (96,807)         (139,285)
  Minority interest in loss of subsidiaries              (525,223)            ---
 Net change in operating assets and liabilities:
  Accounts receivable                                    (611,380)           11,615
  Prerental costs                                        (590,377)         (504,919)
  Accrued expenses                                      1,610,456           512,232
  Unearned rent and refundable deposits                   (96,288)            3,317
  Accounts payable                                        180,135          (790,125)
  Deferred compensation                                   (21,246)          (21,335)
  Other                                                  (850,878)          (20,241)
                                                        ---------          --------
Net cash provided by (used in) operating activities        86,331          (776,368)

 Investing activities
 Purchase of property and equipment                   (46,264,365)      (16,804,275)
 Proceeds from sale/leaseback transactions             54,224,854        12,292,497
 Construction receivable due from REIT                  3,787,406           ---
 Advances to unconsolidated affiliates                (20,536,489)          ---
 Proceeds received from unconsolidated
  affiliates on advances                                6,296,451           ---
 Other                                                 (1,108,644)         (524,453)
                                                       ----------        ----------
Net cash used in investing activities                  (3,600,787)       (5,036,231)

Financing Activities
  Proceeds from short-term borrowings                       ---           1,473,650
  Principal payments on short-term borrowings               ---          (8,200,078)
  Principal payments on long-term debt                    (67,315)       (1,996,856)
  Convertible debt issued                                   ---          35,000,000
  Proceeds from issuance of long-term debt              1,868,500            61,173
  Expenditures for financing costs                        (34,514)       (1,602,000)
  Capital contributions by minority members               700,000           ---
  Net change in bond reserve funds in trust              (104,240)         (275,066)
  Other                                                    34,785             7,737
                                                        ---------        -----------
Net cash provided by financing activities               2,397,216        24,468,560
Net increase (decrease) in cash                        (1,117,240)       18,655,961
Cash at beginning of period                            13,658,827        17,396,355
                                                       ----------        ----------
Cash at end of period                                 $12,541,587       $36,052,316
                                                      ===========       ===========



See accompanying notes.

                        	STERLING HOUSE CORPORATION
	              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL
		The accompanying unaudited interim financial statements of Sterling House Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1996. The results of the three and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

(2) BASIS OF PRESENTATION

	The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BCI Construction, Inc., BCINC, Inc., Assisted Living Properties, Inc. and Coventry Corporation ("Coventry"). The Company's consolidated financial statements also include Austin Development, Limited, Waterford Development Company, L.L.C., Newport Development, L.L.C., Claremont Development, Limited Partnership, and
Bridgeport Development, Limited (collectively known as the Company's Development Partnerships), all which are majority-owned subsidiaries of Coventry. The "Minority interest in subsidiaries" represents the minority members' proportionate interest in the Company's Development Partnerships.

    In addition, the Company has investment interests in certain limited partnerships and limited liability companies that develop and operate Sterling House assisted living facilities. Ownership of such investments at June 30, 1997, is 9.8% and the Company accounts for all such investments using the equity method of accounting.

     All significant intercompany balances and transactions have been eliminated.

(3)  NET LOSS PER COMMON SHARE AND RECENTLY ISSUED ACCOUNTING STANDARDS

    Net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during each period. The weighted average number of common shares does not include any common stock equivalents because, (1) stock options outstanding are not materially dilutive and (2) common stock equivalents associated with the convertible debentures would be anti-dilutive.

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

(4)  ADVANCES TO UNCONSOLIDATED AFFILIATES

     Advances to unconsolidated affiliates represent construction receivables from certain affiliated limited partnerships and limited liability companies in which the Company ownes a 9.8% ownership interest. Such affiliates develop and operate Sterling House assisted living facilities. Advances to such affiliates are reimbursed to the Company as the affiliates obtain permanent financing. The affiliates will typically obtain financing through sale/ leaseback financing in accordance to the sale/leaseback commitments previously obtained by the Company.

(5)  SHAREHOLDERS RIGHTS PLAN

    On June 25, 1997, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock, to the holders of record on July 3, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Junior Participating Stock no par value per share
(the "Series A Preferred Stock"), or, in some circumstances, Common Stock, other securities, cash or other assets at a price of $80.00 per one one-hundredth of a share with both shares and price being subject to adjustment in certain events. The complete terms and conditions of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, Inc., as Rights Agent, dated as of June 25, 1997, as it may be amended from time to time.

    Initially, the Rights will attach to all certificates representing out-standing shares of Common Stock and no separate certificates for the Rights ("Rights Certificates") will be distributed. The Rights will separate from the Common Stock upon the "Distribution Date," which will occur upon the earlier of (i) 10 days following a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding shares of Common Stock or (ii) 10 business days following the commencement of a tender offer or exchange offer, the consummation of which would result in a person becoming an Acquiring Person or (iii) 10 business days following a determination by the Company's Board of Directors that a person has become the beneficial owner of more than 10% of the outstanding shares of Common Stock and (a) has acquired such beneficial ownership to cause the Company to repurchase the shares owned by such person or to pressure the Company to take some action that would provide such person with short-term financial gain under circumstances where the Board determines that the best long-term interests of the Company would not be served by taking such action or
(b) such beneficial ownership is causing or is reasonably likely to cause a material adverse impact on the business or prospects of the Company (any such person, an "Adverse Person"). Until the Distribution Date, (a) the Rights will be evidenced by Common Stock certificates and may be transferred only with such certificates, (b) Common Stock certificates will contain a legend incorporating the Rights Plan by reference and (c) the surrender for transfer of any certificate for Common Stock will also constitute the transfer of the Rights associates with the stock represented by such certificate.

    The Rights are not exercisable until the Distribution Date and will expire at the close of business on June 25, 2007 unless earlier redeemed by the Company. (Reference is hereby made to the Company's Form 8-K filed with the SEC on July 3, 1997.)

(6)  SUBSEQUENT EVENTS

    Subsequent to June 30, 1997, the Company entered into a definitive purchase agreement to purchase two assisted living residences from a franchisee of the Company. The Company has also entered into a definitive lease agreement to lease two assisted living residences in Oklahoma and one in Texas from LTC Properties, Inc. Both transactions are anticipated to close on or before September 1, 1997.

    On July 31, 1997, the Company announced that it had entered into a definitive merger agreement under which a wholly owned subsidiary of Alternative Living Services, Inc. (AMEX:ALI) would merge with and into the Company and Alternative Living Services, Inc. would issue 1.1 shares of its common stock in exchange for each outstanding share of the Company's common stock. (Reference is hereby made to the Company's Form 8-K filed with the SEC on August 13, 1997.)

(7)  RECLASSIFICATIONS

     Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 financial statement presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         GENERAL. During the first six months of 1997, the Company continued to open residences according to its development strategy. The Company has completed 29 new residences during the first six months of 1997, bringing the total residences open and operating at June 30, 1997 to 95, of which 85 are owned/leased by the Company (four of which were owned/leased by unconsolidated affiliates) and ten were franchised or managed. At June 30, 1997, nine of the Company's owned/leased residences had received their Certificate of Occupancy but were not fully licensed until July 1997.

         In February 1997, the Company formed a wholly owned subsidiary, Coventry Corporation ("Coventry"), to enter into joint venture agreements with the Company's development partners. Pursuant to the joint venture agreements, Coventry holds interests in various limited liability companies and limited partnerships (the "Development Partnerships") formed to develop Sterling House residences. The Company's development strategy includes forming strategic alliances with regional real estate development partners which are anticipated to enable the Company to develop and construct additional residences while reducing the investment of, and associated risk to, the Company. The Company's development partners generally provide construction management expertise, access to existing relationships with local contractors, suppliers and municipal authorities, knowledge of local and state building codes and zoning laws and assistance with site location for new residences while investing capital and sharing in the development risk of new properties. The Company, through Coventry, assists in financing residences, contributes operational and industry expertise and has management responsibility for the residences. The Company has both the option, at its election, and an obligation, at the election of its development partners, to acquire the equity interests of the other partners at predetermined prices and times. At June 30, 1997, unconsolidated affiliates operated four residences and had another eight under construction. The Company holds a majority interest in all other Development Partnerships and their respective residences are included in the Company's consolidated financial statements. The allocation of profits and losses among the investors of the Development Partnerships provides for changes in the allocations at specified times or on the occurrence of specified events which reflect the economic substance of the joint venture arrangement; thus the allocation of profits and losses to the Company may be significantly different than it's stated ownership interests in the Development Partnerships. The Company plans to continue to utilize this development strategy in the future.

     Subsequent to June 30, 1997, the Company entered into a definitive purchase agreement to purchase two assisted living residences from a franchisee of the Company. The Company has also entered into a definitive lease agreement to lease two assisted living residences in Oklahoma and one in Texas from LTC Properties, Inc. Both transactions are anticipated to close on or before September 1, 1997.

     On July 31, 1997, the Company announced that it had entered into a definitive merger agreement under which a wholly owned subsidiary of Alternative Living Services, Inc. (AMEX:ALI) would merge with and into the Company and Alternative Living Services, Inc. would issue 1.1 shares of its common stock in exchange for each outstanding share of the Company's common stock. (Reference is hereby made to the Company's Form 8-K filed with the SEC on August 13, 1997.)

	The following table presents the number of owned/leased and managed/franchised residences, and the number of residences under construction and under development, by state, as of June 30, 1997 and 1996.

                          Owned/       Managed/      Under            Under
                          Leased      Franchised   Construction    Development
Residences by State:   1997(1) 1996   1997   1996   1997   1996     1997   1996
                       ----    ----   ----   ----   ----   ----     ----   ----
  Kansas                16     13      8      7       1      0        0      1
  Oklahoma              23     14      0      0       1      6        0      3
  Texas                 25      5      0      0       0     11        0      9
  Florida               13      0      0      0       8      6        9      5
  Colorado               2      0      2      0       3      0        3      5
  Ohio                   6      0      0      0       8      0        4     13
  Iowa                   0      0      0      0       2      0        3      0
  N. Carolina            0      0      0      0       2      0        4      0
  S. Carolina            0      0      0      0       1      0        5      0
  Other States           0      0      0      0       0      0       12      0
                       ----   ----    ----   ----   ----   ----     ----   ----
Total residences        85     32     10      7      26     23       40     36

Total units          3,329  1,021    382     272  1,074    896    1,727  1,479
                     =====  =====    ===     ===  =====    ===    =====  =====

     (1)	Nine residences have a Certificate of Occupancy but were not yet
         fully	licensed until July 1997.  Includes four residences
         owned/leased by the Company	through Development Partnerships in which
         the Company holds a 9.8% ownership interest.



	The following table sets forth the number of residences and units owned/leased or managed/franchised and the stabilized occupancy and private pay percentages as of June 30, 1997 and 1996, and December 31, 1996, 1995 and 1994.


                    				                   June 30,          December 31,
                                        1997     1996    1996    1995    1994
                                        -------------    --------------------
Residences (end of period)
  Owned/Leased                           76(1)     32      58      17       9
  Managed/Franchised                     10         7       8      10       6
                                         --        --      --      --      --
Total                                    86        39      66      27      15
Units (end of period)
  Owned/Leased                        2,979     1,021   2,035     516     250
  Managed/Franchised                    557       272     309     358     207
                                      -----     -----   -----     ---     ---
Total                                 3,536     1,293   2,344     874     457

Stabilized Occupancy Percentage (2)     95%      96%     97%     96%     95%
Units Private Pay                       98%     100%     99%    100%    100%
Average Monthly Rent/Unit            $1,757   $1,642  $1,688  $1,618  $1,505
Average Monthly Rent/Unit Including
  Community Fees                     $1,804   $1,695  $1,753  $1,705     ---


     (1) Includes four residences owned/leased by the Company through Development Partnerships in which the Company holds a 9.8% ownership interest. Excludes nine residences not yet fully licensed.

     (2) Stabilized occupancy percentage represents the occupancy at the periods presented and only includes those residences that have been operating in excess of nine months or that have reached an occupancy rate of 95%. (The stabilized occupancy percentage does not include Managed/Franchised units).

     	Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks associated with the Company's ability to develop, construct, acquire or franchise additional assisted living residences in accordance with the Company's development schedule including joint venture related development activities, management of quarter to quarter results, and other risks detailed from time to time in the Company's SEC reports. The risk factors and information set forth in "Risk Factors" in the Company's 1996 Form 10-K should be carefully considered in the evaluation of the Company, its business and its investment value. Updated information will be periodically provided by the Company as required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

Three months ended June 30, 1997 and 1996

	REVENUES. Total revenue for the three months ended June 30, 1997, increased to $10,107,000 compared to $3,370,000 for the three months ended June 30, 1996, an increase of $6,737,000 or 200%. This increase was primarily attributable to an increase of $6,607,000 in residence rentals as a result of the 1,958 new rental units at 40 residences that have been developed or acquired by the Company since June 30, 1996. The average monthly rental per resident for the three months ended June 30, 1997, increased to $1,757 compared to $1,642 for the same period in 1996. Payments from Medicaid programs comprised approximately 2% of the Company's revenue for the three months ended June 30, 1997. The Company anticipates that the percentage of revenue derived from Medicaid programs will increase, although revenues from private pay residents will continue to be the Company's predominant source of revenue.

	RESIDENCE OPERATING EXPENSES. Residence operating expenses increased to $6,170,000 for the three months ended June 30, 1997, compared to $2,135,000 for the three months ended June 30, 1996, an increase of $4,035,000 or 189%.
The increase is attributable to the increase in residences as described above. In addition, beginning in September 1996, the Company opened residences with an increased number of units, resulting in higher operating expenses, primarily property expenses, during the stabilization period of these residences.

	At June 30, 1997, the Company had certificates of occupancy on 85 residences, including four residences owned/leased through Development Partnerships in which the Company holds a 9.8% ownership interest, 76 of which were fully operational, compared to the 32 residences opened at June 30, 1996, all of which were fully operational.

	GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,320,000 for the three months ended June 30, 1997, from $597,000 for the three months ended June 30, 1996, an increase of $723,000 or 121%. The increase is primarily attributable to the increase in payroll and associated costs relating to additions in management and other personnel to support the additional residences operated by the Company and its growing development program, as well as travel costs associated with new residences located in additional states.

	BUILDING RENTAL. Building rental increased to $2,566,000 for the three months ended June 30, 1997, up from $730,000 for the three months ended June 30, 1996, an increase of $1,836,000 or 252%. The increase is attributable to the Company having 57 residences under operating leases at June 30, 1997, compared to 17 residences under operating leases at June 30, 1996, an increase of 40 residences.

	DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $742,000 for the three months ended June 30, 1997, compared to $243,000 for the three months ended June 30, 1996, an increase of $499,000 or 205%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $499,000 for the three months ended June 30, 1997, compared to $136,000 for the three months ended June 30, 1996, an increase of $363,000. Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the residences for occupancy. These prerental costs are amortized over a 12-month period commencing the month the residence opens. Prerental costs (net of amortization) were approximately $1,016,000 at June 30, 1997, compared to approximately $555,000 at June 30, 1996, an increase of approximately
$461,000 or 83%. The increase in prerental costs is primarily attributable to 44 residences opened for twelve months or less at June 30, 1997, compared to 11 such residences at June 30, 1996.

	Excluding prerental cost amortization, depreciation and other amortization expense was $243,000 for the three months ended June 30, 1997, compared to $107,000 for the three months ended June 30, 1996, an increase of $136,000 or 127%. The increase is attributable to the additional property and equipment acquired since June 30, 1996.

	INTEREST INCOME. Interest income increased to $348,000 for the three months ended June 30, 1997, up from $323,000 for the three months ended June 30, 1996, an increase of $25,000 or 8%.

	INTEREST EXPENSE. Interest expense for the three months ended June 30, 1997, was $72,000 (net of interest capitalization of $472,000) compared to $106,000 (net of interest capitalization of $174,000) for the three months ended June 30, 1996, a decrease of $34,000 or 32%. The decrease in interest expense is primarily attributable to the increase in interest capitalization resulting from an increase in the Company's level of construction in progress between the same periods. Construction in progress totaled $33,546,000 and $12,205,000 at June 30, 1997 and 1996 respectively.

	MINORITY INTEREST IN LOSS OF SUBSIDIARIES. Minority interest in loss of subsidiaries was $491,000 for the three months ended June 30, 1997, compared to $0 for the three months ended June 30, 1996. The losses represent the share of losses allocated to the minority joint venture partners in the Development Partnerships formed in the first six months of 1997.

	INCOME TAXES. The Company recorded income tax expense of $16,000 for the three months ended June 30, 1997, compared to an income tax benefit of $57,000 for the three months ended June 30, 1996. The expense is due to the Company achieving profitability in the second quarter of 1997.

Six months ended  June 30, 1997 and 1996

	REVENUES. Total revenue for the six months ended June 30, 1997, increased to $17,798,000 compared to $5,951,000 for the six months ended
June 30, 1996, an increase of $11,847,000 or 199%. This increase was primarily attributable to an increase of $11,706,000 in residence rentals as a result of the 1,958 new rental units at 40 residences that have been developed or acquired by the Company since June 30, 1996. The average monthly rental per resident for the six months ended June 30, 1997, increased to $1,754 compared to $1,642 for the same period in 1996.
Payments from Medicaid programs comprised approximately 1% of the Company's revenue for the six months ended June 30, 1997. The Company anticipates that the percentage of revenue derived from Medicaid programs will increase, although revenues from private pay residents will continue to be the Company's predominant source of revenue.

	RESIDENCE OPERATING EXPENSES. Residence operating expenses increased to $11,030,000 for the six months ended June 30, 1997, compared to $3,797,000 for the six months ended June 30, 1996, an increase of $7,233,000 or 190%. The increase is attributable to the increase in residences as described above. In addition, beginning September 1996, the Company opened residences with an increased number of units, resulting in higher operating expenses, primarily property expenses, during the stabilization period of these residences.

	At June 30, 1997, the Company had certificates of occupancy on 85 residences, including four residences owned/leased by through Development Partnerships in which the Company holds a 9.8% ownership, 76 of which were fully operational, compared to the 32 residences opened at June 30, 1996, all of which were fully operational.

	GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2,259,000 for the six months ended June 30, 1997, from $1,191,000 for the six months ended June 30, 1996, an increase of $1,068,000 or 90%. The increase is primarily attributable to the increase in payroll and associated costs relating to additions in management and other personnel to support the additional residences operated by the Company and its growing development program, as well as travel costs associated with new residences located in additional states.

	BUILDING RENTAL. Building rental increased to $4,410,000 for the six months ended June 30, 1997, up from $1,116,000 for the six months ended June 30, 1996, an increase of $3,294,000 or 295%. The increase is attributable to the Company having 57 residences under operating leases at June 30, 1997, compared to 17 residences under operating leases at June 30, 1996, an increase of 40 residences.

	DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,321,000 for the six months ended June 30, 1997, compared to $471,000 for the six months ended June 30, 1996, an increase of $850,000 or 180%. This increase is primarily attributable to the increase in prerental cost amortization during the current period. Prerental cost amortization was $902,000 for the six months ended June 30, 1997, compared to $216,000 for the six months ended June 30, 1996, an increase of $686,000. Prerental costs represent preopening marketing, employee recruitment and training, and other start-up expenditures necessary to prepare the residences for occupancy.
These prerental costs are amortized over a 12-month period commencing the
month the residence opens.   Prerental  costs (net of amortization) were
$1,016,000 at June 30, 1997, compared to

$555,000 at June 30, 1996, an increase of approximately $461,000 or 83%. The increase in prerental costs is primarily attributable to 44 residences opened for twelve months or less at June 30, 1997, compared to eleven such residences at June 30, 1996.

	Excluding prerental cost amortization, depreciation and other amortization expense was $419,000 for the six months ended June 30, 1997, compared to $255,000 for the six months ended June 30, 1996, an increase of $164,000 or 64%. The increase is attributable to the additional property and equipment acquired since June 30, 1996.

	INTEREST INCOME. Interest income decreased to $528,000 for the six months ended June 30, 1997, down from $534,000 for the six months ended June 30, 1996, a decrease of $6,000.

	INTEREST EXPENSE.  Interest expense for the six months ended June 30, 1997, was $153,000 (net of interest capitalization of $1,119,000) compared to
$333,000 (net of interest capitalization of $509,000) for the six months ended June 30, 1996, a decrease of $180,000 or 54%.  The decrease in interest expense is primarily attributable to the increase in interest capitalization resulting from an increase in the Company's level of construction in progress between the same periods.  Construction in progress totaled $33,546,000 and
$12,205,000 at June 30, 1997 and June 30, 1996, respectively.

	MINORITY INTEREST IN LOSS OF SUBSIDIARIES. Minority interest in loss of subsidiaries was $525,000 for the six months ended June 30, 1997, compared to $0 for the six months ended June 30, 1996. The losses represent the share of losses allocated to the minority joint venture partners in the Development Partnerships formed in the first six months of 1997.

	INCOME TAXES. The Company recorded an income tax benefit of $97,000 for the six months ended June 30, 1997, compared to $139,000 for the six months ended June 30, 1996, a decrease of $42,000 or 30%. The decrease is related to the decrease in the Company's net loss before income taxes for the six month period ended June 30, 1997, compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

	Working capital at June 30, 1997, was $13,920,000 up from $7,116,000 at December 31, 1996. Net cash provided from operating activities totaled $86,000, for the six months ended June 30, 1997, compared to net cash used in operating activities of $776,000 in the 1996 period. This improvement in operating cash flow was primarily due to the increase in the number of stabilized residences at June 30, 1997. Net cash used in investing activities was $3,601,000 for the six months ended June 30, 1997, compared to $5,036,000 for the 1996 period. This improvement in investment cash flows resulted primarily from the addition of $46,264,000 in property and equipment
, $20,536,000 advanced to unconsolidated affiliates and offsetting proceeds of $54,225,000 from sale/leaseback transactions and $6,296,000 received from unconsolidated affiliates during the first six months of 1997. Net cash provided by financing activities totaled $2,397,000 for the six months ended June 30, 1997, compared to $24,500,000 for the 1996 period. Financing activities in the 1997 period consists of cash received from mortgage financing of one residence of $1,868,000 and capital contributions by minority interest members of $700,000. The 1996 period included the issuance of $35,000,000 of convertible subordinated debentures.

	The Company has entered into sale/leaseback agreements with certain REIT's providing for over $323,000,000 as a source of financing the development, construction and, to a lesser extent, acquisitions of assisted living residences. Under such agreements, the Company enters into a series of sale/leaseback transactions, whereby the Company sells residences at negotiated values and concurrently enters into a lease agreement for each residence. The initial terms of the leases vary from 10 to 15 years and include aggregate renewal options ranging from 15 to 40 years. The Company is responsible for all operating costs, including repairs, property taxes, and insurance. Typically the lease arrangements provide the Company with a right of first refusal if the REIT were to seek to sell the property. The annual minimum lease payments are based upon a percentage of the negotiated sales value of each residence. These percentages are typically equal to the yield of the most actively traded U.S. Treasury Note with a maturity comparable to the initial term of the lease in effect at the time of the transaction plus rates ranging from 3.20% to 3.75%. The minimum lease payments are adjusted annually by a percentage multiplier that is contingent upon changes in the Consumer Price Index. Through July 31, 1997, the Company had used approximately $141,500,000 of the committed REIT financing. The Company accounts for these leases as operating leases.

	Capital expenditures for 1997 are estimated to total approximately $110,000,000 to $130,000,000, related primarily to the development of additional residences, which will be financed principally with sale/leaseback transactions. During the first six months of 1997, the Company's capital expenditures totaled $66,801,000. The Company intends to satisfy future capital requirements for its development activities by various means, including financing obtained from sale/leaseback transactions, construction and other debt financing and, to the extent available, cash generated from operations. The Company does not anticipate any significant capital expenditures within the foreseeable future with respect to its existing residences. It is expected that cash generated from operations will be sufficient to fund any capital expenditures the Company may be required to make with respect to its existing residences.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

	At the Company's Annual Meeting of Stockholders held on May 23, 1997, the following individuals were elected to the Board of Directors until the 2000 Annual Meeting of Stockholders:

                                   Votes for    Votes Withheld
	Michael F. Bushee                 4,623,157         2,605
	D. Ray Cook, M.D.                 4,623,107         2,655

	The terms of Ms. Diana M. Laing and Mr. Ronald L. Mercer as Directors of the Company continued after the meeting and will expire at the 1999 Annual Meeting of Stockholders. The terms of Messrs. Timothy J. Buchanan and Steven
L. Vick as Directors of the Company continued after the meeting and will expire at the 1998 Annual Meeting of Stockholders.

	The following proposals were approved at the Company's Annual Meeting:

                             Affirmative   Negative     Votes        Votes
                                 Votes       Votes    Abstained    Withheld
                             -----------   --------   ---------    --------

1.	Ratify the appointment
of Ernst & Young LLP as
independent auditors for
the fiscal year ending
December 31, 1997.		          4,623,062	     2,000		     700           0

2.	Ratify the amendment
of the Sterling House
Corporation 1995 Incentive
Plan by allocating 400,000
additional Common Shares
to be potentially issued
pursuant to the terms of
the Incentive Plan.           3,941,663    219,252     2,580       462,267

Item 6.  Exhibits and Reports on Form 8-K

A.	Exhibits

	See Index to Exhibits

B.	Reports on Form 8-K

      During the second quarter of 1997, the Company filed the following report on Form 8-K.

      (i) Current Report on Form 8-K dated June 25, 1997 (filed July 3, 1997), reporting under Item 5, the adoption of a Shareholders Rights Plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 1997




STERLING HOUSE CORPORATION
(Registrant)



/s/  Timothy J. Buchanan
Timothy J. Buchanan
Chief Executive Officer



/s/  Mark Ohlendorf
Mark Ohlendorf
Chief Financial Officer

STERLING HOUSE CORPORATION

INDEX TO EXHIBITS

Exhibit
Number      Description
------------------------------------------------------------------------------
4 Right Agreement, dated as of June 25, 1997, between Sterling House Corporation and ChaseMellon Shareholder Services, as Rights Agent. Filed as Exhibit 4 to the Registrant's Current Report Form 8-K dated June 25, 1997 (filed July 3, 1997) (the "June 25, 1997 Form 8-K").

10.1 Amendment to Commitment Letter dated April 3, 1996 by and between Sterling House Corporation and Health Care REIT.

10.2 Commitment Letter to purchase and lease Assisted Living Residences, dated July 11, 1997, by and between Sterling House Corporation and LTC Properties, Inc.

10.3 Commitment Letter to purchase and lease Assisted Living Residences, dated August 4, 1997, by and between Sterling House Corporation and Nationwide Health Properties, Inc.

10.4 Management Agreement dated August 1, 1997, by and between Sterling House Corporation and Savannah Square of Weatherford, Inc.

10.5 Management Agreement dated July 19, 1997, by and between Sterling House Corporation and Colorado Springs Assisted Living, LLC.

10.6 Purchase Agreement dated July 14, 1997, by and between Sterling House Corporation and Colorado Springs Assisted Living, LLC.

10.7 Lease Agreement dated August 1, 1997, by and between Sterling House Corporation and LTC Properties, Inc.

10.8 Employment Agreement by and between Sterling House Corporation and Mark W. Ohlendorf.

10.9 Commitment Letter to purchase and lease Assisted Living Residences dated July 8, 1997, by and between Sterling House Corporation and Meditrust, Inc.

10.10 Second Amendment to Lease Agreement dated May 31, 1997, by and between Sterling House Corporation and Phil G. Ruffin.

10.11 Form of Joint Venture Agreement by and between Coventry corporation and Elderly Living, Limited Partnership, filed as Exhibit 10.9 to the Registrant's Quarterly Report dated March 31, 1997.

10.12 Schedule of executed Joint Venture agreements by and between Coventry Corporation and Elderly Living, Limited Partnership.

10.13 Form of Joint Venture Agreement by and between Coventry Corporation and Elderly Living, Limited Partnership.

10.14 Schedule of executed Joint Venture Agreements by and between Coventry Corporation and Elderly Living, Limited Partnership.

Exhibit
Number     Description
------------------------------------------------------------------------------

10.15 Form of Operating Agreement by and between Coventry Corporation and Elderly Living, Limited Partnership.

10.16 Schedule of Executed Operating Agreements by and between Coventry Corporation

10.17      Form of License Agreement by and between Sterling House
           Corporation.

10.18 Schedule of Executed License Agreements by and between Sterling House Corporation.

10.19      Form of Limited Partnership Agreement by and between Coventry
           Corporation.

10.20 Schedule of executed Limited Partnership Agreements by and between Coventry Corporation.

10.21      Form of Management Agreement by and between Sterling House
           Corporation.

10.22 Schedule of executed Management agreements by and between Sterling House Corporation.

20 Letter to the holders of Sterling House Corporation Common Stock, dated July 3, 1997 (including Summary of Rights). Filed as Exhibit 20 to the June 25, 1997 Form 8-K.

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

99 Press Release, dated June 25, 1997. Filed as Exhibit 99 to the June 25, 1997 Form 8-K.




























19